Form 10KSB
period 2007-05-31
GOLDEN KEY INTERNATIONAL INC
filed 2007-07-27
CIK 1080627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended May 31, 2007.

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange
    Act of 1934


                         GOLDEN KEY INTERNATIONAL, INC.
              (Exact name of small business issuer in its charter)

          Delaware                      333-142037               33-0944402
(State or other jurisdiction of        (Commission              (IRS Employer
 incorporation or organization)        File Number)          Identification No.)

                              3113 Goldsmith Street
                               San Diego, CA 92106
                    (Address of principal executive offices)

                    Issuer's telephone number: (619) 546-8110

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $37,400 (4,000,000 common shares @ $0.0001 per share and 370,000 shares at $0.10)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31st, 2007, the issuer had 4,370,000 shares of common stock issued and outstanding.

================================================================================

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Golden Key International, Inc. was incorporated on February 18, 1999 in the State of Delaware. Through its wholly-owned subsidiary, Deep Rooted, Inc., a Delaware corporation, the company intends to become a leading cross-platform community portal provider. The company will target communities 5,000 and larger in population and is developing a platform for uniting organizations, government, chambers of commerce, corporate enterprises and non-profit groups through "community-based" sites. Deep Rooted community portal applications can be deployed as business to employee, business to business or city to city. We are a development stage company with no revenues or profits.

Our principal executive office address is 3113 Goldsmith Street, San Diego, CA 92016. The principal executive office and telephone number are provided by the officer of the corporation.

We plan to raise $75,000 from a current offering of 500,000 shares pursuant to an SB-2 Registration Statement which became effective on April 26, 2007, with this money we intend to proceed with our business plan. Our fiscal year end is May 31st.

As of May 31, 2007 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share and 4,370,000 common shares issued and outstanding as of May 31, 2007.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 870,000 shares of our common stock in connection with an offering of the 870,000 shares at a price of $0.15 per share. Of the shares registered, 370,000 were registered for sale by existing shareholders, and 500,000 were registered for sale by the Company to raise funds to pursue our business plan. As of May 31, 2007 we had not sold any of the 500,000 shares offered by the Company.

BUSINESS DEVELOPMENT

Golden Key International, Inc. was incorporated in Delaware on February 18, 1999, and our fiscal year-end is May 31st. The company's administrative offices are located 3113 Goldsmith Street, San Diego, CA 92106. The telephone number is
(619) 564-8110.

Golden Key has no revenues and limited operations. We have sustained losses since inception, February 18, 1999, to May 31st, 2007 of $48,672 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Golden Key has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

PRINCIPAL PRODUCTS, SERVICES AND THEIR MARKETS

Realizing the need to consolidate the management of Intranet information and applications to reside under a single web site, portals provide a new and effective media for community information. Golden Key, through its wholly owned subsidiary, Deep Rooted, Inc., a Delaware corporation, intends to develop, launch and market a gateway community portal application supporting "community-based" sites for local and regional communities. Online users and subscribers will be able to select from our menu of communication applications including but not limited to: message boards, classifieds, employment opportunities, searchable "link" directories, knowledge databases, as well as provide informational websites for a point and click community service gateway. Our target markets are communities of 5,000 population. We will offer community portal applications servicing government agencies, chambers of commerce, corporate and retail enterprises and non-profit groups and associations through "community-based" sites.

Our company's objective is to create a community portal database providing benefits to interface immediately with each other while capturing the benefits of targeting a larger community market. Management has experience in developing online commercial websites. Management does not have specific experience in the formulation of community portal applications.

We intend to develop, test and integrate a user friendly community portal application that includes easy to use online tools that will enable the user to create, update and manage their informational sites on a "community-based" site. Detailed informational pages can be created to further integrate the message of the user. The benefit to our public customer is the consolidation of information and resources into a user friendly community based site. This platform will enable the user to search the database for any government agency, chamber of commerce, corporate and retail enterprises and non-profit groups and associations as well as accessing searchable "link" directories and knowledge databases.

Our website will operate as the main catalyst for community interaction. Our pricing and sales structure for Deep Rooted is to maximize monthly revenue generated from subscription fees and advertisement sales. Comparative community portals charge between $100 and $200 a month for membership subscriptions. The majority of entities subscribe to the lower price option. Our sales plan is to offer a better solution for online listings at a competitive price.

We intend to offer the following pricing plans under the following membership package:

BASIC MEMBER LISTING: FREE

This service will provide a free basic listing for a community group, agency or business. It will contain the name and contact information, email link, choice of menu placement whether a business, club, agency or organization.

DELUXE MEMBER LISTING: $75 PER YEAR

This service will provide name and contact information, email link, website link, detailed description, two images (photo, logo, graphic) choice of menu placement. The Deluxe listing includes everything that comes with the Free listing plus it allows for a detailed description and two images.

DELUXE PLUS ONE MEMBER LISTING: $200 INITIAL FEE AND $150 ANNUAL RENEWAL

This service will provide the same as the Deluxe Member Listing but will also include a one page website that is linked to the Deluxe Listing. Management of website content will be handled by each member, so images and graphics can be added. A built in search engine will enable visitors to find members by name or associated key words.

We intend to raise $70,000, net of offering costs, by December, 2007 to continue executing our business plan. We have determined we need to raise funds by that date in order to meet our twelve month budget. If we are unsuccessful at securing funding by December, 2007, the company intends to adjust its time line forward for delivering its services until funding is secured.

We plan to achieve all our business plan goals, however, there is no guarantee we will be successful in implementing our business plan. We have a budget of $70,000 to continue implementing our business plan. We plan to raise $75,000 by November, 2007 in order to meet our overall business plan goals. If we receive partial funding we would continue in a reduced capacity by possibly modifying our business plan and achieving our goals at a slower pace while we seek additional funding sources. We believe the most likely source of our funding is through a future sale of common stock in order to complete our current business plan, however, we have not identified or taken any steps to identify any person or other entity concerning the sales of our securities.

Although we intend to implement our business plan through the foreseeable future and will do our best to mitigate the risks associated with our business plan, there can be no assurance that such efforts will be successful. If we are incapable of executing our business plan we would then investigate reasonable business options available to retain value for our shareholders. This could possibly be achieved by offering the leads generated on our web site or through other efforts to other firms. We could continue making progress on our business plan by developing alternatives such as limiting the scope of the services we offer clients to reduce costs, adjusting or reducing our in-house marketing costs, or reducing the costs for the development of our web site, and adjusting our timeline for the delivery of our services. If only partial funding is received we intend to follow our twelve month time frame, but in a reduced capacity. The level or reduction of our business operations could be commensurate with any given level of funding. We could decrease the number of services we offer, number of clients we handle, reduce in-house marketing efforts, and adjust our general overhead to any partial funding conditions.

COMPETITIVE BUSINESS CONDITIONS AND STRATEGY

Our competitors for our targeted market have longer operating histories, larger customer bases, and greater brand recognition than Golden Key. Major competitors are community websites, such as local and national media operators, web developers, search engine companies, such as Ask.com as well as any other businesses that promote the ability to provide local community information. We are not aware of any significant barriers to our entry into the market, however, at this time, we have no sales or share of this market.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We will utilize our management's background in computers and network systems to offer our web site on the Internet without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any one or a few major customers. Management has experience in the management of online marketing services in the United States.

PATENTS AND TRADEMARKS

As of the date of this filing, we have secured our Internet domain name www.deeprooted.ca. We have not applied for copyright protection for our software. We are considering filing for copyright protection of our name and logo, however, as of the date of this filing we have taken no steps to file for copyright protection, and have no set date for that possible filing.

GOVERNMENT CONTROLS, APPROVAL AND LICENSING REQUIREMENTS

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have expended no funds for research and development costs since inception.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have only one employee, our officer who devotes 5 hours per week to manage the affairs of the company. The officer intends to work on a full time basis when Golden Key raises capital per our business plan.

REPORTS TO SECURITY HOLDERS

We will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Golden Key and filed with the SEC at http://www.sec.gov.

RISKS ASSOCIATED WITH GOLDEN KEY INTERNATIONAL

This section includes the material risk factors associated with this offering and investors in Golden Key should carefully consider each prior to making an investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is February 18, 1999 and we have had no revenues and nominal operations to date. Our cumulative net loss since inception to May 31, 2007 was $48,672. The Company does not have adequate funding to allow us to continue our operations in full and expand our markets without the proceeds from our offering. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenues and we have incurred a net loss of $48,672 as of May 31, 2007. If we cannot generate sufficient revenue from our offering and ongoing sales from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history of marketing our services to the public over the Internet, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

THE FACT THAT WE HAVE ONLY GENERATED NO REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, AS INDICATED IN OUR INDEPENDENT AUDITORS' REPORT IN CONNECTION WITH CONSOLIDATED FINANCIAL STATEMENTS.

We have generated no revenues since our inception. Since we are still in the early stages of developing our company and because of the lack of operating history at May 31, 2007, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and service gain significant popularity. We will not be able to expand our operations beyond current levels without generating significant revenues from our offering, operations or obtaining further financing. Our only source of funds has been the sale of our common stock and loans from our director. We cannot assure that we will be able to generate enough interest in the sale and development of our community portals. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended May 31, 2007.

WE WILL REQUIRE FUNDING FROM OUR OFFERING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FUNDING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR PLAN OF OPERATIONS.

We will need to raise additional funds through the offering of the 500,000 shares pursuant to our Registration Statement. Such financing may not materialize. Our capital requirements to implement our business strategy will be significant.

We will need an estimated $75,000 to continue operations over the next twelve months in order to implement our strategy. No assurance can be given that the total funds required to significantly expand our operations will be available. There can be no assurance that we will be able to sell all the shares being offered.

If we are unable to obtain full funding from the offering, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain funding could have a material adverse effect on our business, operating results, or financial condition.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF NORM BLAIR, OUR SOLE OFFICER AND DIRECTOR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Norm Blair, our sole officer and director. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND HIRE KEY PERSONNEL. OUR INABILITY TO HIRE QUALIFIED INDIVIDUALS WILL NEGATIVELY AFFECT OUR BUSINESS, AND WE WILL NOT BE ABLE TO IMPLEMENT OR EXPAND OUR BUSINESS PLAN.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees with internet experience. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel, which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

AS AN INTERNET COMPANY, WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND ANY FAILURE TO TIMELY IMPLEMENT OUR BUSINESS PLAN COULD DIMINISH OR SUSPEND OUR DEVELOPMENT AND POSSIBLY CEASE OUR OPERATIONS.

The online community industry is highly competitive and has few barriers to entry. Our main competitors include community online newspapers, existing community portal sites and online directory companies, such as the Yellow Pages. We can provide no assurance that additional competitors will not enter and setup online community portals. There are numerous other companies that currently offer similar services that have established user bases that are significantly larger than ours, and that have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our web site and become profitable.

IF WE ARE UNABLE TO ESTABLISH A LARGE USER BASE WE MAY HAVE DIFFICULTY ATTRACTING ADVERTISERS TO OUR WEB SITE, WHICH WILL HINDER OUR ABILITY TO GENERATE ADVERTISING REVENUES, WHICH MAY AFFECT OUR ABILITY TO EXPAND OUR BUSINESS OPERATIONS AND OUR USER BASE.

An integral part of our business plan and marketing strategy requires us to establish a large internet user base by selling several community franchises. We will only be able to attract advertisers to our network of web sites and begin to generate significant advertising revenues if we can obtain a large enough audience to compete with other medias. If for any reason our portals are ineffective at attracting site visitors or if we are unable to continue to develop and update our web site to keep community interests satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE FAIL TO DEVELOP AND MARKET NEW TECHNOLOGIES RAPIDLY, WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

The internet industry is characterized by rapid technological change that could render our existing web site and technology obsolete. The development of our web sites entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our web site to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

IF WE ARE UNABLE TO PROTECT AND PURCHASE INTERNET DOMAIN NAMES UNDER OUR BRAND NAME, OUR EFFORTS TO INCREASE PUBLIC RECOGNITION OF OUR BRAND MAY BE IMPAIRED.

Our market strategy and branding is based on developing a recognized brand for the company. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain name, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

BECAUSE WE DO NOT HAVE SUFFICIENT INSURANCE TO COVER OUR BUSINESS LOSSES, WE MIGHT HAVE UNINSURED LOSSES, INCREASING THE POSSIBILITY THAT YOU WOULD LOSE YOUR INVESTMENT

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

BECAUSE WE CAN ISSUE ADDITIONAL COMMON SHARES, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 80,000,000 common shares, of which 4,370,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

OUR DIRECTOR/OFFICER BENEFICIALLY OWNS 92% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, AFTER THE PROPOSED OFFERING, HE WILL OWN 82% OF THE OUTSTANDING SHARES. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act.

OUR DIRECTOR/OFFICER BENEFICIALLY OWNS 92% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, AFTER THE PROPOSED OFFERING, HE WILL OWN 82% OF THE OUTSTANDING SHARES. HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MAY BE MADE BY THE OTHER SHAREHOLDERS.

Due to the controlling amount of his share ownership in our company, our sole director/officer will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand out business operations.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Stockholder Matters" section at for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office address is 3113 Goldsmith Street, San Diego, CA 92106. The principal executive office and telephone number are provided by the officer of the corporation.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in Securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended May 31st, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not currently traded on and exchange.

Of the 4,370,000 shares of common stock outstanding as of May 31st, 2007, 4,000,000 shares were owned by Norm Blair, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of May 31st, 2007, we have 4,370,000 Shares of $0.001 par value common stock issued and outstanding held by 47 shareholders of record.

The stock transfer agent for our securities is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(A)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31st, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $48,672 in expenses through May 31st, 2007.

The following table provides selected financial data about our company for the year ended May 31st, 2007.

     Balance Sheet Data:                  5/31/07
     -------------------                  -------
     Cash                                 $ 6,428
     Total assets                         $ 6,428
     Total liabilities                    $ 7,700
     Shareholders' equity                -$11,272

We had no cash provided by financing activities for the year ended May 31st, 2007. Cash provided by financing since inception was $400 from the sale of shares to our officer and director and $37,000 resulting from the sale of our common stock to 46 independent investors. In issuing the securities to the independent investors the company relied upon Regulation S, category 3 of Rule 903 of the Securities Act of 1933, as amended (the "Act").

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $6,428. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. If we experience a shortage of funds for our registration costs prior to funding, our director has also informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $37,400 in equity securities and been advanced $17,700 in funds from our director to pay for our operations to date. We estimate our current cash balance of $6,428, along with loans from our director, will be sufficient for office expenses and fees through November 2007. Our director has agreed to provide additional funding over the next twelve months or until we are able to receive funding per our business plan. We anticipate that we will need approximately $6,000 through 2007 or until we are able to receive funding. These fees are estimated to be $4,000 for accounting and legal fees and $2,000 for website development costs.

Our independent auditors have expressed an opinion that our operating losses since inception raise substantial doubt as to our ability to continue as a going concern. We are dependent upon our ability to raise additional funding needed to complete our business plan goals over the next twelve months.

As of the date of this filing, we have taken the following steps: developed our business plan, secured the Internet domain name www.deeprooted.ca and initiated our website. We registered with the Securities and Exchange Commission the securities we sold in January, 2001 and July through September, 2005 and an additional 500,000 shares for sale by the company. We have a budget of $70,000 to continue implementing our business plan. We plan to raise $75,000 by

November, 2007, in order to meet our overall business plan goals. If we are unsuccessful at securing funding by November of 2007, the company intends to adjust its time line forward for delivering its services until funding is secured.

Upon securing funding by November, 2007, our plan for delivering our services is as follows:

January, 2008 - $1,500 for management salary, $800 for initial furniture and equipment expense, $5,000 for initial website expense, and $4,000 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $250 for office expense and supplies.

February, 2008 - $1,500 for management salary, $400 for furniture and equipment expense, $5,000 for website and maintenance, $3,000 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $250 for office expense and supplies.

March, 2008 - $1,500 for management salary, $400 for equipment and furniture, $2,000 for website and maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

April, 2008 - $1,500 for management salary, $400 for equipment and furniture, $2,000 for website and maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities, and $50 for office expense and supplies.

May, 2008 - $1,500 for management salary, $400 for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 in office expense and supplies.

June, 2008 - $1,500 for management salary, $400 for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

July, 2008 - $1,500 for management salary, $400 for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

August, 2008 - $1,500 for management salary, $400 for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

September, 2008 - $1,500 for management salary, $400 for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

October, 2008 - $1,500 for management salary, -0- for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

November, 2008 - $1,500 for management salary, -0- for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expense and supplies.

December, 2008 - $1,500 for management salary, -0- for equipment and furniture, $1,000 for website maintenance, $1,500 for marketing, $150 for bookkeeping, $100 for telephone and utilities and $50 for office expenses and supplies.

In order to meet all of our current business plan goals, we need to receive funding. We intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until after the first quarter, 2008. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is receive during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligation to advance or loan funds to Golden Key. To date, there has been $17,700 in loans from the director, with no specific terms of repayment.

In a partial funding scenario we would seek to expand our website design and begin our marketing efforts while seeking to eliminate other costs. If partial funding is received upwards to 30% and or 60% of full funding, the company will implement a website design at an initial cost of $4,500 and $250 per month for website maintenance. The company further plans to implement its advertising/marketing program through select media publications, as well as a number of high profile business organizations. Additionally, the company director will utilize opportunities to capture media attention to raise the profile of the company. And, as the company is an Internet based operation there will be considerable promotional activity conducted over the Internet. Funding levels will define the budgetary expenditures and the director has determined that the first three areas are the most important to move the company into its business plan. Other areas of spending will be secured as funds become available. Incubation has provided the knowledge of market demand. Prototypes have determined the costs and timeline for full production. The director has minimized expenditures, maximized proficiencies and is prepared for exponential growth scenarios.

If we are only able to secure 30% of our funding, the company's plan for delivering our services is as follows:

 Projected              30%       1st Qtr.     2nd Qtr.     3rd Qtr.    4th Qtr.
Expenditures          Funding       2008         2008         2008        2008
------------          -------     -------      -------      -------     -------
Website Design
Maintenance           $ 7,300     $ 3,600      $ 1,500      $ 1,200     $ 1,000

Advertising &
Marketing             $ 7,200     $ 2,550      $ 1,950      $ 1,700     $ 1,000

Equipment &
Furniture             $ 1,500     $   375      $   375      $   375     $   375

Office Expenses &
Supplies              $ 1,500     $   375      $   375      $   375     $   375

Total                 $17,500     $ 4,375      $ 4,375      $ 4,375     $ 4,375

If we are only able to secure 60% of our funding, our plan for delivering our services is as follows:

Projected                60%       1st Qtr.     2nd Qtr.    3rd Qtr.    4th Qtr.
Expenditures          Funding       2008         2008         2008        2008
------------          -------       ----         ----         ----        ----
Website Design
Maintenance           $14,000     $ 8,200      $ 2,400      $ 1,800     $ 1,600

Advertising &
Marketing             $14,000     $ 6,100      $ 2,700      $ 2,700     $ 2,500

Equipment &
Furniture             $ 3,000     $   960      $   720      $   720     $   600

Executive
Salaries              $ 6,000     $ 1,500      $ 1,500      $ 1,500     $ 1,500

Office Expense &
Supplies              $ 3,000     $ 1,140      $   780      $   540     $   540

Total                 $40,000     $17,900      $ 8,100      $ 7,260     $ 6,740

CRITICAL ACCOUNTING POLICIES

ACCOUNTING METHOD

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Golden Key International, Inc., the parent Company, and Deep Rooted, Inc., a Delaware corporation. All subsidiaries are wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become non-collectible, they will be charged to operations when that determination is made.

ESTIMATES AND ADJUSTMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 18, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 7. FINANCIAL STATEMENTS.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (619) 422-1465
                        * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Golden Key International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Golden Key International, Inc. (A Development Stage "Company") as of May 31, 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and for the period from February 18, 1999 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Key International, Inc. as of May 31, 2007, and the results of its operation and its cash flows for the year then ended and for the period from February 18, 1999 (inception) to May 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
---------------------------
CHANG G. PARK, CPA

July 9, 2007
San Diego, CA. 91910



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 May 31, 2007       May 31, 2006
                                                                 ------------       ------------
                                       ASSETS

CURRENT ASSETS
  Cash                                                             $  6,428           $  5,208
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  6,428              5,208
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,428           $  5,208
                                                                   ========           ========

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       --                 --
  Loan from director                                               $ 17,700           $  7,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            17,700              7,700
                                                                   --------           --------

      TOTAL LIABILITIES                                              17,700              7,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   May 31, 2007 and 2006, respectively)                                  --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,370,000 shares issued and  outstanding
   as of May 31, 2007 and 2006, respectively.)                          437                437
  Additional paid-in capital                                         36,963             36,963
  Deficit accumulated during development stage                      (48,672)           (39,892)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (11,272)            (2,492)
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $  6,428           $  5,208
                                                                   ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                     February 18, 1999
                                                                                       (inception)
                                           Year Ended            Year Ended              through
                                             May 31,               May 31,               May 31,
                                              2007                  2006                  2006
                                           -----------           -----------           -----------
REVENUES                                   $        --           $        --           $        --

GENERAL & ADMINISTRATIVE EXPENSES                8,780                10,440                48,672
                                           -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          8,780                10,440                48,672
                                           -----------           -----------           -----------

NET INCOME (LOSS)                          $    (8,780)          $   (10,440)          $   (48,672)
                                           ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE            $        (0)          $        (0)
                                           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   4,370,000             4,345,260
                                           ===========           ===========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
             From February 18, 1999 (inception) through May 31, 2007
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                           Common        Stock         Paid-in      Development
                                           Stock         Amount        Capital         Stage          Total
                                           -----         ------        -------         -----          -----
BEGINNING BALANCE                                --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                         --           --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                         --           --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
2000 @ $0.0001 per share                  4,000,000          400            --                            400

Stock issued for cash on January 30,
2001 @ $0.10 per share                      240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                  (7,165)        (7,165)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                     4,240,000          424        23,976          (7,165)        17,235
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                 (10,020)       (10,020)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                     4,240,000          424        23,976         (17,185)         7,215
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                  (2,070)        (2,070)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                     4,240,000          424        23,976         (19,255)         5,145
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                  (3,777)        (3,777)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                     4,240,000          424        23,976         (23,032)         1,368
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                  (6,420)        (6,420)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                     4,240,000          424        23,976         (29,452)        (5,052)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
2005 @ $0.10 per share                       80,000            8         7,992                          8,000

Stock issued for cash on September 8,
2005 @ $0.10 per share                       50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                 (10,440)       (10,440)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                     4,370,000     $    437       $36,963        $(39,892)      $ (2,492)
                                         ----------     --------       -------        --------       --------
Net loss,  May 31, 2007                                                                 (8,780)        (8,780)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                     4,370,000     $    437       $36,963        $(48,672)      $(11,272)
                                         ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                February 18, 1999
                                                                                                   (inception)
                                                                 Year Ended       Year Ended         through
                                                                   May 31,          May 31,          May 31,
                                                                    2007             2006             2007
                                                                  --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,780)        $(10,440)        $(48,672)
  Increase (decrease) in accounts payable                               --               --               --
                                                                  --------         --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (8,780)         (10,440)         (48,672)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                    10,000            1,200           17,700
  Issuance of common stock                                              13              437
  Additional paid in capital                                        12,987           36,963
                                                                  --------         --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       10,000           14,200           55,100
                                                                  --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                      1,220            3,760            6,428

CASH AT BEGINNING OF YEAR                                            5,208            1,448               --
                                                                  --------         --------         --------

CASH AT END OF YEAR                                               $  6,428         $  5,208         $  6,428
                                                                  ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --         $     --         $     --
                                                                  ========         ========         ========
  Income taxes paid                                               $     --         $     --         $     --
                                                                  ========         ========         ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           As of May 31, 2007 and 2006


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Golden Key International, Inc. (the Company) was incorporated under the laws of the State of Delaware on February 18, 1999. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company has issued 4,370,000 shares of $0.0001 par value common stock.

The Company operates through its wholly owned subsidiary: Deep Rooted, Inc. a Delaware corporation.

The Company through its subsidiary Deep Rooted, Inc. plans to build an internet business that caters to travelers by allowing them to plan their own trips. This includes things like booking accommodation, activities and transportation as well as obtaining general information about the area of choice. The Companies activities to date have been limited to capital formation, organization, set-up of a website, and development of its business plan and a target customer market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Golden Key International, Inc., the parent Company, and its wholly owned subsidiary Deep
Rooted, Inc., a Delaware corporation. All subsidiaries are wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become non-collectible, they will be charged to operations when that determination is made.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           As of May 31, 2007 and 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES AND ADJUSTMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 18, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           As of May 31, 2007 and 2006


NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $48,672 during the period from February 18, 1999 (inception) to May 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. INCOME TAXES

                                        As of May 31, 2007    As of May 31, 2006
                                        ------------------    ------------------
     Deferred tax assets:
     Net operating tax carryforwards         $ 7,301               $ 5,984
     Other                                         0                     0
                                             -------               -------

     Gross deferred tax assets                 7,301                 5,984
     Valuation allowance                      (7,301)               (5,984)
                                             -------               -------

     Net deferred tax assets                 $     0               $     0
                                             =======               =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income               $      0
     2000 Net Operating Loss                   (7,165)
     2001 Net Operating Loss                  (10,020)
     2002 Net Operating Loss                   (2,070)
     2003 Net Operating Loss                   (3,777)
     2004 Net Operating Loss                   (6,420)
     2005 Net Operating Loss                  (10,440)
     2006 Net Operating Loss                   (8,780)
                                             --------

     Net Operating Loss                      $(48,672)
                                             ========

As of May 31, 2007 the Company has net operating loss carryforwards of approximately $48,672. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           As of May 31, 2007 and 2006


NOTE 6. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration given up or received; whichever is more readily determinable. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more reliable.

On November 30, 2000, the Company issued 4,000,000 shares of common stock at $.0001 per share for cash valued at $400.

In January 30, 2001, the Company issued 240,000 shares of common stock at $.10 per share for cash valued at $24,000.

On July 22, 2005, the Company issued 80,000 shares of common stock at $.10 per share for cash valued at $8,000.

On September 8, 2005, the Company issued 50,000 shares of common stock at $.10 per share for cash valued at $5,000.

As of May 31, 2007 and 2006, the Company had 4,370,000 shares of common stock issued and outstanding, respectively.

NOTE 7. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2007 and 2006:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,370,000 shares issued and outstanding, respectively.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Golden Key, whose one year term will expire on 02/20/2008, or at such time as his successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Norm Blair                   50   President,       02/25/2000       02/20/2008
3113 Goldsmith St.                Secretary,
San Diego, CA  92106              Treasurer,
                                  Director

The foregoing person may be deemed a "promoter" of Golden Key, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been appointed and qualified.

Our director/officer currently handles a minor amount of administrative functions and has been responsible for completing the first two phases of our business model. Our officer/director currently devotes 5 hours per week to the business of the company and intends to work on a full time basis when we raise capital of $75,000. Currently Mr. Blair does not have an employment agreement with the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

NORM BLAIR - WORK HISTORY

Golden Key International, Inc., San Diego, CA. - From 2000 to current date, Mr. Blair serves as director and officer of Golden Key International, Inc.

Deep Rooted, Inc., San Diego, CA. - From 2001 to current date, Mr. Blair serves as sole director and officer of Deep Rooted, Inc., A Delaware corporation and wholly owned subsidiary of Golden Key International, Inc. Mr. Blair has been responsible for formulating and initially implementing the company's website for community portal services.

Deep Rooted Consulting - From 2003 through 2005, Mr. Blair, through his solely owned consulting company, provided online and design consulting to businesses and service directed organizations.

Yen Brothers Food Service - From 1984 to 1999, Mr. Blair contracted food sales.

Mr. Blair graduated in 1980 with a degree in Business Administration from Acadia University, Nova Scotia.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one director and officer, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Currently our officer and director is not being compensated for his services during the development stage of our business operations.

He is reimbursed for any out-of-pocket expenses he incurs on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, our officer and director is not party to any employment agreements.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
N. Blair         2005       -0-         -0-        -0-           -0-           -0-         -0-         -0-
President        2006       -0-         -0-        -0-           -0-           -0-         -0-         -0-
                 2007       -0-         -0-        -0-           -0-           -0-         -0-         -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Golden Key's voting securities by our officer, director and major shareholder as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

Title Of                Name &                    Amount &           Percent
 Class                 Address                 Nature of owner        Owned
 -----                 -------                 ---------------        -----
Common            Norm Blair                     4,000,000 (a)         92%
                  3113 Goldsmith St.
                  San Diego, CA  92106

Total Shares Owned by the Officer & Director     4,000,000             92%

----------
(a) Mr. Blair received 4,000,000 shares of the company's common stock on February 19, 1999 for $400.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number             Description
     ------             -----------
       3(i)     Articles of Incorporation *
       3(ii)    Bylaws*
       31       Sec. 302 Certification of CEO/CFO
       32       Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-142037.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $7,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2007.

For the year ended May 31, 2006, the total fees charged to the company for audit services were $1,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 23, 2007                       Golden Key International, Inc, Registrant


                                    By: /s/ Norm Blair
                                        ----------------------------------------
                                        Norm Blair, Sole Director, President,
                                        Principal Executive Officer,
                                        Principal Accounting Officer,
                                        Principal Financial Officer