Form 10QSB
period 2007-08-31
GOLDEN KEY INTERNATIONAL INC
filed 2007-10-11
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                      For the Period ended August 31, 2007

                        Commission File Number 333-142037


                         GOLDEN KEY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

       Delaware                                                  33-0944402
(State of incorporation)                                    (Employer ID Number)

                              3113 Goldsmith Street
                               San Diego, CA 92106
                                 (619) 564-8110
          (Address and telephone number of principal executive offices)

                                  Karen Batcher
                          Batcher, Zarcone & Baker LLP
                                4190 Bonita Road
                                Bonita, CA 91902
                                 (619) 475-7882
                               (Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 4,370,000 shares of Common Stock outstanding as of August 31, 2007.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                 (unaudited)
                                                                    As of              As of
                                                                  August 31,          May 31,
                                                                     2007              2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    999           $  6,428
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    999              6,428
                                                                   --------           --------

      TOTAL ASSETS                                                 $    999           $  6,428
                                                                   ========           ========

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       --                 --
  Loan from director                                               $ 17,700           $ 17,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            17,700             17,700
                                                                   --------           --------

      TOTAL LIABILITIES                                              17,700             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   August 31, 2007 and May 31, 2007, respectively)                       --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,370,000 shares issued and  outstanding
   as of August 31, 2007 and May 31, 2007, respectively.)               437                437
  Additional paid-in capital                                         36,963             36,963
  Deficit accumulated during development stage                      (54,101)           (48,672)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (16,701)           (11,272)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $    999           $  6,428
                                                                   ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                       February 18, 1999
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                 August 31,           August 31,           August 31,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     5,429                  101               54,101
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               5,429                  101               54,101
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,429)          $     (101)          $  (54,101)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,370,000            4,370,000
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
           From February 18, 1999 (inception) through August 31, 2007
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                           Common        Stock         Paid-in      Development
                                           Stock         Amount        Capital         Stage          Total
                                           -----         ------        -------         -----          -----
BEGINNING BALANCE                                --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
2000 @ $0.0001 per share                  4,000,000          400            --                            400

Stock issued for cash on January 30,
2001 @ $0.10 per share                      240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                  (7,165)        (7,165)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                     4,240,000          424        23,976          (7,165)        17,235
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                 (10,020)       (10,020)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                     4,240,000          424        23,976         (17,185)         7,215
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                  (2,070)        (2,070)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                     4,240,000          424        23,976         (19,255)         5,145
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                  (3,777)        (3,777)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                     4,240,000          424        23,976         (23,032)         1,368
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                  (6,420)        (6,420)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                     4,240,000          424        23,976         (29,452)        (5,052)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
2005 @ $0.10 per share                       80,000            8         7,992                          8,000

Stock issued for cash on September 8,
2005 @ $0.10 per share                       50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                 (10,440)       (10,440)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                     4,370,000          437        36,963         (39,892)        (2,492)
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                  (8,780)        (8,780)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                     4,370,000          437        36,963         (48,672)       (11,272)
                                         ----------     --------       -------        --------       --------
Net loss, August 31, 2007                                                               (5,429)        (5,429)
                                         ----------     --------       -------        --------       --------
BALANCE, AUGUST 31, 2007                  4,370,000     $    437       $36,963        $(54,101)      $(16,701)
                                         ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                        February 18, 1999
                                                                     Three Months       Three Months       (inception)
                                                                        Ended              Ended             through
                                                                      August 31,         August 31,           May 31,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (5,429)          $   (101)          $(54,101)
  Increase (decrease) in accounts payable                                    --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,429)              (101)           (54,101)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                                                               17,700
  Issuance of common stock                                                                                        437
  Additional paid in capital                                                                                   36,963
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             55,100
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (5,429)              (101)               999

CASH AT BEGINNING OF PERIOD                                               6,428              5,208                 --
                                                                       --------           --------           --------
CASH AT END OF PEROID                                                  $    999           $  5,107           $    999
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                        $     --           $     --           $     --
                                                                       ========           ========           ========
  Income taxes paid                                                    $     --           $     --           $     --
                                                                       ========           ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                         As of August 31, 2007 and 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Golden Key International, Inc. (the "Company") was incorporated under the laws of the State of Delaware on February 18, 1999. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company has issued 4,370,000 shares of $0.0001 par value common stock.

The Company operates through its subsidiary: Deep Rooted, Inc. of Delaware.

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                         As of August 31, 2007 and 2006


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all or the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                         As of August 31, 2007 and 2006


NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $54,101 during the period from February 18, 1999 (inception) to August 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RELATED PARTY TRANSACTIONS

Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $17,700 on August 31, 2007.

NOTE 5. INCOME TAXES

                                                  As of            As of
                                              Aug. 31, 2007     May 31, 2007
                                              -------------     ------------
     Deferred tax assets:
     Net operating tax carryforwards            $ 18,394          $ 16,548
     Other                                             0                 0
                                                --------          --------
     Gross deferred tax assets                    18,394            16,548
     Valuation allowance                          18,394           (16,548)
                                                --------          --------

     Net deferred tax assets                    $      0          $      0
                                                ========          ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                         As of August 31, 2007 and 2006


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income          $      0
     2000 Net Operating Loss              (7,165)
     2001 Net Operating Loss             (10,020)
     2002 Net Operating Loss              (2,070)
     2003 Net Operating Loss              (3,777)
     2004 Net Operating Loss              (6,420)
     2005 Net Operating Loss             (10,440)
     2006 Net Operating Loss              (8,780)
     2007 Net Operating Loss              (5,429)
                                        --------

     Net Operating Loss                 $(54,101)
                                        ========

As of Aug. 31, 2007 the Company has net operating loss carryforwards of approximately $54,101. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCK TRANSACTIONS

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

As of August 31, 2007 and May 31,2007, the Company had 4,370,000 shares of common stock issued and outstanding, respectively.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                         As of August 31, 2007 and 2006


NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2007 and May 31, 2007:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,370,000 shares issued and outstanding, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the period ended August 31, 2007.

We incurred operating expenses in the amount of $5,429 for the three month period ended August 31, 2007. These operating expenses were comprised of general and administrative expenses.

Our net loss for the period ended August 31, 2007 increased from the comparative period in fiscal 2006 (2006: $101) primarily due to an increase in general and administrative expenses.

At August 31, 2007, we had total assets of $999, consisting entirely of cash. At the same date, our liabilities consisted of a loan payable to our director of $17,700.

We have not attained profitable operations and are dependent upon obtaining financing to pursue operating activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

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

In order to meet all of our current business plan goals, we need to receive funding. We intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until after the first quarter, 2008. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $17,700 in loans from the director, with no specific terms of repayment.

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

If we are only able to secure 30% of our funding, the company's plan for delivering our services is as follows:

 Projected              30%       1st Qtr.     2nd Qtr.     3rd Qtr.    4th Qtr.
Expenditures          Funding       2008         2008         2008        2008
------------          -------     -------      -------      -------     -------
Website Design
Maintenance           $ 7,300     $ 3,600      $ 1,500      $ 1,200     $ 1,000

Advertising &
Marketing             $ 7,200     $ 2,550      $ 1,950      $ 1,700     $ 1,000

Equipment &
Furniture             $ 1,500     $   375      $   375      $   375     $   375

Office Expenses &
Supplies              $ 1,500     $   375      $   375      $   375     $   375
                      -------     -------      -------      -------     -------

Total                 $17,500     $ 4,375      $ 4,375      $ 4,375     $ 4,375
                      =======     =======      =======      =======     =======

If we are only able to secure 60% of our funding, our plan for delivering our services is as follows:

Projected                60%       1st Qtr.     2nd Qtr.    3rd Qtr.    4th Qtr.
Expenditures          Funding       2008         2008         2008        2008
------------          -------       ----         ----         ----        ----
Website Design
Maintenance           $14,000     $ 8,200      $ 2,400      $ 1,800     $ 1,600

Advertising &
Marketing             $14,000     $ 6,100      $ 2,700      $ 2,700     $ 2,500

Equipment &
Furniture             $ 3,000     $   960      $   720      $   720     $   600

Executive
Salaries              $ 6,000     $ 1,500      $ 1,500      $ 1,500     $ 1,500

Office Expense &
Supplies              $ 3,000     $ 1,140      $   780      $   540     $   540
                      -------     -------      -------      -------     -------

Total                 $40,000     $17,900      $ 8,100      $ 7,260     $ 6,740
                      =======     =======      =======      =======     =======

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB filing on the SEC website at www.sec.gov under our SEC File Number 333-142037.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-142037, at the SEC website at www.sec.gov:

     Exhibit
     Number                    Description
     ------                    -----------

       3.1             Articles of Incorporation*
       3.2             Bylaws*
       31              Sec. 302 Certification of CEO/CFO
       32              Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 1, 2007                     Golden Key International Inc., Registrant


                                    By: /s/ Norm Blair
                                       -----------------------------------------
                                       Norm Blair, President, Chief Executive
                                       Officer, Principal Accounting
                                       Officer, and Chief Financial Officer