Form 10QSB
period 2007-11-30
GOLDEN KEY INTERNATIONAL INC
filed 2008-01-14
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended November 30, 2007

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

There were 4,451,667 shares of Common Stock outstanding as of November 30, 2007.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                            As of             As of
                                                                         November 30,         May 31,
                                                                            2007               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  8,950           $  6,428
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         8,950              6,428
                                                                          --------           --------

      TOTAL ASSETS                                                        $  8,950           $  6,428
                                                                          ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                      $ 17,700           $ 17,700
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   17,700             17,700
                                                                          --------           --------

      TOTAL LIABILITIES                                                     17,700             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   November 30, 2007 and May 31, 2007, respectively)                            --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 and 4,370,000 shares issued and  outstanding
   as of November 30, 2007 and May 31, 2007, respectively.)                    445                437
  Additional paid-in capital                                                49,205             36,963
  Deficit accumulated during development stage                             (58,400)           (48,672)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (8,750)           (11,272)
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $  8,950           $  6,428
                                                                          ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              February 18, 1999
                                            Six Months       Six Months      Three Months     Three Months       (inception)
                                              Ended            Ended            Ended            Ended             through
                                            November 30,     November 30,     November 30,     November 30,      November 30,
                                               2007             2006             2007             2006              2007
                                            ----------       ----------       ----------       ----------        ----------
REVENUES                                    $       --       $       --       $       --       $       --        $       --

GENERAL & ADMINISTRATIVE EXPENSES                9,728              366            4,299              265            58,400
                                            ----------       ----------       ----------       ----------        ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          9,728              366            4,299              265            58,400
                                            ----------       ----------       ----------       ----------        ----------

NET INCOME (LOSS)                           $   (9,728)      $     (366)      $   (4,299)      $     (265)       $  (58,400)
                                            ==========       ==========       ==========       ==========        ==========

BASIC EARNINGS (LOSS) PER SHARE             $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   4,387,404        4,370,000        4,405,000        4,370,000
                                            ==========       ==========       ==========       ==========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
          From February 18, 1999 (inception) through November 30, 2007
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                           Common        Stock         Paid-in      Development
                                           Stock         Amount        Capital         Stage          Total
                                           -----         ------        -------         -----          -----
BEGINNING BALANCE                                --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
2000 @ $0.0001 per share                  4,000,000          400            --                            400

Stock issued for cash on January 30,
2001 @ $0.10 per share                      240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                  (7,165)        (7,165)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                     4,240,000          424        23,976          (7,165)        17,235
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                 (10,020)       (10,020)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                     4,240,000          424        23,976         (17,185)         7,215
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                  (2,070)        (2,070)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                     4,240,000          424        23,976         (19,255)         5,145
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                  (3,777)        (3,777)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                     4,240,000          424        23,976         (23,032)         1,368
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                  (6,420)        (6,420)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                     4,240,000          424        23,976         (29,452)        (5,052)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
2005 @ $0.10 per share                       80,000            8         7,992                          8,000

Stock issued for cash on September 8,
2005 @ $0.10 per share                       50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                 (10,440)       (10,440)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                     4,370,000          437        36,963         (39,892)        (2,492)
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                  (8,780)        (8,780)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                     4,370,000          437        36,963         (48,672)       (11,272)
                                         ----------     --------       -------        --------       --------
Net loss, August 31, 2007                                                               (5,429)        (5,429)
                                         ----------     --------       -------        --------       --------
BALANCE, AUGUST 31, 2007                  4,370,000          437        36,963         (54,101)       (16,701)
                                         ==========     ========       =======        ========       ========
Stock issued for cash on October 23,
2007 @ $0.15 per share                       81,667            8        12,242                         12,250

Net loss, November 30, 2007                                                             (4,299)        (4,299)
                                         ----------     --------       -------        --------       --------
BALANCE, NOVEMBER 30, 2007                4,451,667     $    445       $49,205        $(58,400)      $ (8,750)
                                         ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            February 18, 1999
                                              Six Months      Six Months     Three Months    Three Months      (inception)
                                                Ended           Ended           Ended           Ended           through
                                              November 30,    November 30,    November 30,    November 30,     November 30,
                                                 2007            2006            2007            2006             2007
                                               --------        --------        --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ (9,728)       $   (366)       $ (4,299)       $   (265)        $(58,400)
  Increase (decrease) in accounts payable            --              --              --              --               --
                                               --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                  (9,728)           (366)         (4,299)           (265)         (58,400)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                      --              --              --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                 10,000          10,000          17,700
  Issuance of common stock                            8               8             445
  Additional paid in capital                     12,242          12,242          49,205
                                               --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                  12,250          10,000          12,250          10,000           67,350
                                               --------        --------        --------        --------         --------

NET INCREASE (DECREASE) IN CASH                   2,522           9,634           7,951           9,735            8,950

CASH AT BEGINNING OF YEAR                         6,428           5,208             999           5,107               --
                                               --------        --------        --------        --------         --------

CASH AT END OF YEAR                            $  8,950        $ 14,842        $  8,950        $ 14,842         $  8,950
                                               ========        ========        ========        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                $     --        $     --        $     --        $     --         $     --
                                               ========        ========        ========        ========         ========
  Income taxes paid                            $     --        $     --        $     --        $     --         $     --
                                               ========        ========        ========        ========         ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2007 (Unaudited)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Golden Key International, Inc. (the "Company") was incorporated under the laws of the State of Delaware on February 18, 1999. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company has issued 4,451,667 shares of $0.0001 par value common stock.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Golden Key International, Inc., the parent Company, and it's wholly owned subsidiary Deep
Rooted, Inc., a Delaware corporation. All subsidiaries are wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2007 (Unaudited)


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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2007 (Unaudited)


NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $58,400 during the period from February 18, 1999 (inception) to November 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RELATED PARTY TRANSACTIONS

 Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $17,700 on November 30, 2007.

NOTE 5. INCOME TAXES

                                                As of                As of
                                            Nov. 30, 2007         May 31, 2007
                                            -------------         ------------
     Deferred tax assets:
     Net operating tax carryforwards          $ 19,856              $ 16,548
     Other                                           0                     0
                                              --------              --------
     Gross deferred tax assets                  19,856                16,548
     Valuation allowance                        19,856               (16,548)
                                              --------              --------

     Net deferred tax assets                  $      0              $      0
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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2007 (Unaudited)


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                 $       0
     2000 Net Operating Loss                                      (7,165)
     2001 Net Operating Loss                                     (10,020)
     2002 Net Operating Loss                                      (2,070)
     2003 Net Operating Loss                                      (3,777)
     2004 Net Operating Loss                                      (6,420)
     2005 Net Operating Loss                                     (10,440)
     2006 Net Operating Loss                                      (8,780)
     2007 Net Operating Lossfrom June 1st to Nov. 30              (9,728)
                                                               ---------
     Net Operating Loss                                        $ (58,400)
                                                               =========

As of November 30, 2007 the Company has net operating loss carryforwards of approximately $58,400. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On October 23, 2007 the Company issued 81,667 shares of common stock at $.15 per share for cash valued at $12,250.

As of November 30, 2007 and May 31, 2007, the Company had 4,451,667 shares and 4,370,000 of common stock issued and outstanding, respectively.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2007 (Unaudited)


NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2007 and May 31, 2007:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares and 4,370,000 issued and outstanding, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in the development stage and have generated no revenues to date.

We incurred operating expenses in the amount of $4,299 for the three month period ended November 30, 2007. These operating expenses were comprised of general and administrative expenses.

Our net loss for the three month period ended November 30, 2007 decreased $4,034 from the comparative period in fiscal 2006 (2006: $265) primarily due to an increase in general and administrative expenses.

At November 30, 2007, we had total assets of $8,950, consisting entirely of cash. At the same date, our liabilities consisted of a loan payable to our director of $17,700.

Cash provided by financing activities for the three month period ended November 30, 2007 was $12,250.00. We issued 87,667 shares of our common stock to 4 unaffiliated shareholders at $.15 per share pursuant to our SB-2 offering which closed on October 23, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue operating activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we anticipate our current cash balance of $8,950 will allow us to complete the next six months of our operations in a limited scenario without having to raise additional funds or seek bank loans. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. We currently have no plans to hire additional employees in the next six months unless sales are sufficient to cover the cost. If we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however, no such plans are currently anticipated.

PLAN OF OPERATION

As of the date of this filing, we have taken the following steps: developed our business plan, researched community portals and e-commerce templates, developed system for gathering community data, secured the Internet domain name www.deeprooted.ca and initiated the first phase of our online community portal.

We were able to raise minimal funding of $12,250 in our recent offering far less than our projected budget of $75,000. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. Our director will implement the website as well as conduct sales and marketing on a limited scale. If we have not yet generated revenues sufficient to sustain modified business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however, no such plans are currently anticipated. There is no guarantee we will be successful in implementing our modified business plan.

Proposed Milestones to Implement Modified Business Operations

3rd Quarter, 2008

     - Begin build out of our dedicated web based system. The buildout will consist of completing database programs.
     - Begin initial contact for partner/banner ads to be included on the website
     - Contact several ad sponsors for the ad sponsor sections of the web portal to increase traffic to site as well as achieve advertising revenue.
     -    Orchestrate minimum marketing and sales to community portal markets.

4th Quarter, 2008

     - Continue to contact several ad sponsors for the ad sponsor sections of the web portal to increase traffic to site as well as achieve advertising revenue.
     - Beta test with several affiliates in a real world scenario. The Company plans to work with community affiliates to establish a formal focus group on how to improve the services and products of Deep Rooted. We plan to offer our services to a select group to test market our web portal services. We will offer the services for free at no risk for a period of 6 months, and will demonstrate to the clients how to upload their community advertising and listings.

In order to meet all of our business plan goals, we need to receive funding. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $17,700 in loans from the director, with no specific terms of repayment.

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

January 10, 2007             Golden Key International Inc., Registrant


                             By: /s/ Norm Blair
                                 -----------------------------------------------
                                 Norm Blair, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer