Form 10QSB
period 2008-02-29
GOLDEN KEY INTERNATIONAL INC
filed 2008-04-04
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended February 29, 2008

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

There were 4,451,667 shares of Common Stock outstanding as of February 29, 2008.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                              (unaudited)
                                                                                 As of             As of
                                                                              February 29,        May 31,
                                                                                 2008               2007
                                                                               --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                         $  6,375           $  6,428
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                              6,375              6,428
                                                                               --------           --------

      TOTAL ASSETS                                                             $  6,375           $  6,428
                                                                               ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                           $ 17,700           $ 17,700
                                                                               --------           --------
TOTAL CURRENT LIABILITIES                                                        17,700             17,700
                                                                               --------           --------

      TOTAL LIABILITIES                                                          17,700             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   February 29, 2008 and May 31, 2007, respectively)                                 --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 and 4,370,000 shares issued and outstanding
   as of February 29, 2008 and May 31, 2007, respectively)                          445                437
  Additional paid-in capital                                                     49,205             36,963
  Deficit accumulated during development stage                                  (60,975)           (48,672)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (11,325)           (11,272)
                                                                               --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $  6,375           $  6,428
                                                                               ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         February 18, 1999
                                           Nine Months     Nine Months    Three Months    Three Months      (inception)
                                             Ended           Ended           Ended           Ended            through
                                           February 29,    February 28,    February 29,    February 28,     February 29,
                                              2008            2007            2008            2007             2008
                                           ----------      ----------      ----------      ----------       ----------
REVENUES                                   $       --      $       --      $       --      $       --       $       --

GENERAL & ADMINISTRATIVE EXPENSES              12,303           7,516           2,575           7,201           60,975
                                           ----------      ----------      ----------      ----------       ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES        12,303           7,516           2,575           7,201           60,975
                                           ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                          $  (12,303)     $   (7,516)     $   (2,575)     $   (7,201)      $  (60,975)
                                           ==========      ==========      ==========      ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE            $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  4,408,747       4,370,000       4,451,667       4,370,000
                                           ==========      ==========      ==========      ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
          From February 18, 1999 (inception) through February 29, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                           Common        Stock         Paid-in      Development
                                           Stock         Amount        Capital         Stage          Total
                                           -----         ------        -------         -----          -----
BEGINNING BALANCE                                --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
2000 @ $0.0001 per share                  4,000,000          400            --                            400

Stock issued for cash on January 30,
2001 @ $0.10 per share                      240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                  (7,165)        (7,165)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                     4,240,000          424        23,976          (7,165)        17,235
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                 (10,020)       (10,020)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                     4,240,000          424        23,976         (17,185)         7,215
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                  (2,070)        (2,070)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                     4,240,000          424        23,976         (19,255)         5,145
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                  (3,777)        (3,777)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                     4,240,000          424        23,976         (23,032)         1,368
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                  (6,420)        (6,420)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                     4,240,000          424        23,976         (29,452)        (5,052)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
2005 @ $0.10 per share                       80,000            8         7,992                          8,000

Stock issued for cash on September 8,
2005 @ $0.10 per share                       50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                 (10,440)       (10,440)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                     4,370,000          437        36,963         (39,892)        (2,492)
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                  (8,780)        (8,780)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                     4,370,000          437        36,963         (48,672)       (11,272)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                       81,667            8        12,242                         12,250

Net loss, February 29, 2008                                                            (12,303)       (12,303)
                                         ----------     --------       -------        --------       --------
BALANCE, FEBRUARY 29, 2008                4,451,667     $    445       $49,205        $(60,975)      $(11,325)
                                         ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         February 18, 1999
                                            Nine Months     Nine Months    Three Months    Three Months     (inception)
                                              Ended           Ended           Ended           Ended           through
                                            February 29,    February 28,    February 29,    February 28,    February 29,
                                               2008            2007            2008            2007            2008
                                             --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $(12,303)       $ (7,516)       $ (2,575)       $ (7,201)       $(60,975)
  Increase (decrease) in accounts payable          --              --              --              --              --
                                             --------        --------        --------        --------        --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                   (12,303)         (7,516)         (2,575)         (7,201)        (60,975)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                       --              --              --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                   --          10,000              --              --          17,700
  Issuance of common stock                          8              --              --              --             445
  Additional paid in capital                   12,242              --              --              --          49,205
                                             --------        --------        --------        --------        --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                    12,250          10,000              --              --          67,350
                                             --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                   (53)          2,484          (2,575)         (7,201)          6,375

CASH AT BEGINNING OF PERIOD                     6,428           5,208           8,950          14,893              --
                                             --------        --------        --------        --------        --------

CASH AT END OF PERIOD                        $  6,375        $  7,692        $  6,375        $  7,692        $  6,375
                                             ========        ========        ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                              $     --        $     --        $     --        $     --        $     --
                                             ========        ========        ========        ========        ========
  Income taxes paid                          $     --        $     --        $     --        $     --        $     --
                                             ========        ========        ========        ========        ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of February 29, 2008


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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of February 29, 2008


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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of February 29, 2008


NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $60,975 during the period from February 18, 1999 (inception) to February 29, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RELATED PARTY TRANSACTIONS

 Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $17,700 on February 29, 2008.

NOTE 5. INCOME TAXES

                                                             As of Feb. 29, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $20,732
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                      20,732
     Valuation allowance                                            20,732
                                                                   -------

     Net deferred tax assets                                       $     0
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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of February 29, 2008


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                          $      0
     2000 Net Operating Loss                              (7,165)
     2001 Net Operating Loss                             (10,020)
     2002 Net Operating Loss                              (2,070)
     2003 Net Operating Loss                              (3,777)
     2004 Net Operating Loss                              (6,420)
     2005 Net Operating Loss                             (10,440)
     2006 Net Operating Loss                              (8,780)
     2007 Net Operating Loss                             (12,303)
                                                        --------
          Net Operating Loss                            $(60,975)
                                                        ========

As of February 29, 2008 the Company has net operating loss carryforwards of approximately $60,975. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 29, 2008, the Company had 4,451,667 shares of common stock issued and outstanding.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of February 29, 2008


NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 29, 2008:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the period ended February 29, 2008. On October 23, 2007 the Company issued 81,667 shares of common stock at $.15 per share for cash valued at $12,250.

We incurred operating expenses in the amount of $2,575 for the three month period ended February 29, 2008. These operating expenses were comprised of general and administrative expenses.

Our net loss for the three month period ended February 29, 2008 decreased $4,626 from the comparative period in fiscal 2007 (February 28, 2007: $7,201) primarily due to an decrease in general and administrative expenses.

At February 29, 2008, we had total assets of $6,375, consisting entirely of cash. At the same date, our liabilities consisted of a loan payable to our director of $17,700.

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

PROPOSED MILESTONES TO IMPLEMENT MODIFIED BUSINESS OPERATIONS

3RD QUARTER, 2008

Begin build out of our dedicated web based system. The build-out will consist of completing database programs.

Begin initial contact for partner/banner ads to be included on the website

Contact several ad sponsors for the ad sponsor sections of the web portal to increase traffic to site as well as achieve advertising revenue.

Orchestrate minimum marketing and sales to community portal markets.

4TH QUARTER, 2008

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

April 3, 2008                Golden Key International Inc., Registrant


                             By: /s/ Norm Blair
                                 -----------------------------------------------
                                 Norm Blair, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer