Form 10-K
period 2008-05-31
GOLDEN KEY INTERNATIONAL INC
filed 2008-07-09
CIK 1080627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

                        Commission file number 333-142037


                          Golden Key International Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              33-0944402
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                              3113 Goldsmith Street
                               San Diego, CA 92106
                                 (619) 564-8110
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                                  Karen Batcher
                          Batcher, Zarcone & Baker LLP
                                4190 Bonita Road
                                Bonita, CA 91902
                                 (619) 475-7882
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 31, 2008, the registrant had 4,451,667 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2008.

                          GOLDEN KEY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       7
Item 2.  Properties                                                        11
Item 3.  Legal Proceedings                                                 11
Item 4.  Submission of Matters to a Vote of Securities Holders             11

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                12
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        13
Item 8.  Financial Statements and Supplementary Data                       16
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         26
Item 9A. Controls and Procedures                                           26

                                    Part III

Item 10. Directors and Executive Officers                                  26
Item 11. Executive Compensation                                            27
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  29
Item 13. Certain Relationships and Related Transactions                    29
Item 14. Principal Accounting Fees and Services                            29

                                    Part IV

Item 15. Exhibits                                                          30

Signatures                                                                 30

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

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

Our principal executive office address is 3113 Goldsmith Street, San Diego, CA 92106. The principal executive office and telephone number are provided by the officer of the corporation. Our fiscal year end is May 31.

As of May 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of May 31, 2008. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of May 31, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 870,000 shares of our common stock in connection with an offering of the 870,000 shares at a price of $0.15 per share. Of the shares registered, 370,000 were registered for sale by existing shareholders, and 500,000 were registered for sale by the Company to raise funds to pursue our business plan. The offering expired on October 23, 2007 and we had sold 81,667 of the shares offered by the Company for funds of $12,250.

BUSINESS DEVELOPMENT

Golden Key International, Inc. was incorporated in Delaware on February 18, 1999, and our fiscal year-end is May 31. The company's administrative offices are located 3113 Goldsmith Street, San Diego, CA 92106. The telephone number is
(619) 564-8110.

Golden Key has no revenues and limited operations. We have sustained losses since inception, February 18, 1999, to May 31, 2008 of $48,672 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Golden Key has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

PRINCIPAL PRODUCTS, SERVICES AND THEIR MARKETS

Realizing the need to consolidate the management of Intranet information and applications to reside under a single web site, portals provide a new and effective media for community information. Golden Key, through its wholly owned subsidiary, Deep Rooted, Inc., a Delaware corporation, intends to develop, launch and market a gateway community portal application supporting "community-based" sites for local and regional communities. Online users and subscribers will be able to select from our menu of communication applications including but not limited to: message boards, classifieds, employment opportunities, searchable "link" directories, knowledge databases, as well as provide informational websites for a point and click community service gateway. Our target markets are communities with a population of 5,000 people. We will offer community portal applications servicing government agencies, chambers of commerce, corporate and retail enterprises and non-profit groups and associations through "community-based" sites.

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

REPORTS TO SECURITY HOLDERS

We will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

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

ITEM 1A.  RISK FACTORS

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH CAN LEAD TO THE FAILURE OF OUR BUSINESS

Our date of incorporation is February 18, 1999 and we have had no revenues and nominal operations to date. Our cumulative net loss since inception to May 31, 2008 was $64,030. The Company does not have adequate funding to allow us to continue our operations in full and expand our markets without further funding or revenues. We will continue to incur losses in the future and there is no assurance that we will generate significant revenues or become profitable.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenues and we have incurred a net loss of $64,030 as of May 31, 2008. If we cannot generate sufficient revenue from the sale of our products, we may not be able to implement our business plan and may be forced to cease our business activities.

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

THE FACT THAT WE HAVE GENERATED NO REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, AS INDICATED IN OUR INDEPENDENT AUDITORS' REPORT IN CONNECTION WITH CONSOLIDATED FINANCIAL STATEMENTS.

We have generated no revenues since our inception. Since we are still in the early stages of developing our company and because of the lack of operating history at May 31, 2008, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and service gain significant popularity. We will not be able to expand our operations beyond current levels without generating significant revenues from our offering, operations or obtaining further financing. Our only source of funds has been the sale of our common stock and loans from our director. We cannot assure that we will be able to generate enough interest in the sale and development of our community portals. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended May 31, 2008.

WE MAY REQUIRE ADDITIONAL FUNDING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FUNDING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR PLAN OF OPERATIONS.

We will need to raise additional funds. Such financing may not materialize. Our capital requirements to implement our business strategy will be significant.

We will need an estimated $75,000 to continue operations over the next twelve months in order to fully implement our strategy. No assurance can be given that the total funds required to significantly expand our operations will be available.

If we are unable to obtain funding, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain funding could have a material adverse effect on our business, operating results, or financial condition.

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

An integral part of our business plan and marketing strategy requires us to establish a large internet user base by selling several community franchises. We will only be able to attract advertisers to our network of web sites and begin to generate significant advertising revenues if we can obtain a large enough audience to compete with other media. If for any reason our portals are ineffective at attracting site visitors or if we are unable to continue to develop and update our web site to keep community interests satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

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

BECAUSE WE CAN ISSUE ADDITIONAL COMMON SHARES, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 80,000,000 common shares, of which 4,451,667 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

OUR DIRECTOR/OFFICER BENEFICIALLY OWNS 89% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act.

OUR DIRECTOR/OFFICER BENEFICIALLY OWNS 89% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MAY BE MADE BY THE OTHER SHAREHOLDERS.

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

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Stockholder Matters" section at for discussions of penny stock rules), FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the OTC Bulletin Board on February 8, 2008. The symbol is GKYI. There has been no active trading and no high or low bid prices.

Of the 4,451,667 shares of common stock outstanding as of May 31, 2008, 4,000,000 shares are owned by Norm Blair, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of May 31, 2008, we have 4,451,667 shares of $0.0001 par value common stock issued and outstanding held by 50 shareholders of record.

The stock transfer agent for our securities is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $64,030 in expenses through May 31, 2008.

The following table provides selected financial data about our company for the year ended May 31, 2008.

                    Balance Sheet Data:            5/31/08
                    -------------------            -------

                    Cash                          $  3,320
                    Total assets                  $  3,320
                    Total liabilities             $ 17,700
                    Shareholders' equity          $(14,380)

We had $12,250 in cash provided by financing activities for the year ended May 31st, 2008. Cash provided by financing since inception was $400 from the sale of shares to our officer and director, $37,000 resulting from the sale of our common stock to 46 independent investors pursuant to Regulation S, category 3 of Rule 903 of the Securities Act of 1933, as amended (the "Act") and $12,250 from the sale of our common stock to 4 independent investors pursuant to the shares registered by the Form SB-2 Registration Statement.

We incurred operating expenses of $15,358 and $8,780 for the years ended May 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2008 was $3,320, total assets were $3,320 and outstanding liabilities were $17,700. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $3,320, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $8,000 through 2008 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $6,000 for accounting and legal fees and $2,000 for website development costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

As of the date of this filing, we have taken the following steps: developed our business plan, researched community portals and e-commerce templates, developed system for gathering community data, secured the Internet domain name www.deeprooted.ca and initiated the first phase of our online community portal.

We were able to raise minimal funding of $12,250 in our recent offering, far less than our projected budget of $75,000. Our director has verbally agreed to loan the company funds to continue operations in this limited scenario until sales will support operations or until we receive additional funding. Our director will implement the website as well as conduct sales and marketing on a limited scale. If we have not yet generated revenues sufficient to sustain modified business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however, no such plans are currently anticipated. There is no guarantee we will be successful in implementing our modified business plan.

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

In order to meet all of our business plan goals, we need to receive funding or generate revenue. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $17,700 in loans from the director, with no specific terms of repayment.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
      * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707*
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golden Key International, Inc.

We have audited the accompanying consolidated balance sheets of Golden Key International, Inc. and subsidiary (the "Company") as of May 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from February 18, 1999 (inception) through May 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Key International, Inc. and subsidiary as of May 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------
CHANG G. PARK, CPA

July 3, 2008
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                              As of              As of
                                                                           May 31, 2008       May 31, 2007
                                                                           ------------       ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $  3,320           $  6,428
                                                                              --------           --------
TOTAL CURRENT ASSETS                                                             3,320              6,428
                                                                              --------           --------

      TOTAL ASSETS                                                            $  3,320           $  6,428
                                                                              ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                          $ 17,700           $ 17,700
                                                                              --------           --------
TOTAL CURRENT LIABILITIES                                                       17,700             17,700
                                                                              --------           --------

      TOTAL LIABILITIES                                                         17,700             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   May 31, 2008 and 2007, respectively)                                             --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 and 4,370,000 shares issued and outstanding
   as of May 31, 2008 and 2007, respectively.)                                     445                437
  Additional paid-in capital                                                    49,205             36,963
  Deficit accumulated during development stage                                 (64,030)           (48,672)
                                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (14,380)           (11,272)
                                                                              --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $  3,320           $  6,428
                                                                              ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                         February 18, 1999
                                                 Year Ended           Year Ended           (inception)
                                                   Ended                Ended                through
                                                   May 31,              May 31,              May 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                    15,358                8,780               64,030
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              15,358                8,780               64,030
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (15,358)          $   (8,780)          $  (64,030)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,419,536            4,370,000
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
         Consolidated Statement of Changes in Stockholders' Equity From
               February 18, 1999 (inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common       Additional      During
                                           Common        Stock         Paid-in      Development
                                           Stock         Amount        Capital         Stage          Total
                                           -----         ------        -------         -----          -----
Beginning balance 2/18/1999                      --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                    --             --
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                            --           --            --              --             --
                                         ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
2000 @ $0.0001 per share                  4,000,000          400            --                            400

Stock issued for cash on January 30,
2001 @ $0.10 per share                      240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                  (7,165)        (7,165)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                     4,240,000          424        23,976          (7,165)        17,235
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                 (10,020)       (10,020)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                     4,240,000          424        23,976         (17,185)         7,215
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                  (2,070)        (2,070)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                     4,240,000          424        23,976         (19,255)         5,145
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                  (3,777)        (3,777)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                     4,240,000          424        23,976         (23,032)         1,368
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                  (6,420)        (6,420)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                     4,240,000          424        23,976         (29,452)        (5,052)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
2005 @ $0.10 per share                       80,000            8         7,992                          8,000

Stock issued for cash on September 8,
2005 @ $0.10 per share                       50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                 (10,440)       (10,440)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                     4,370,000          437        36,963         (39,892)        (2,492)
                                         ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                  (8,780)        (8,780)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                     4,370,000          437        36,963         (48,672)       (11,272)
                                         ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                       81,667            8        12,242                         12,250

Net loss, May 31, 2008                                                                 (15,358)       (15,358)
                                         ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                     4,451,667     $    445       $49,205        $(64,030)      $(14,380)
                                         ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    February 18, 1999
                                                                 Year Ended         Year Ended         (inception)
                                                                   Ended              Ended              through
                                                                   May 31,            May 31,            May 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(15,358)          $ (8,780)          $(64,030)
  Increase (decrease) in accounts payable                               --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,358)            (8,780)           (64,030)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                        --             10,000             17,700
  Issuance of common stock                                               8                 --                445
  Additional paid in capital                                        12,242                 --             49,205
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,250             10,000             67,350
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,108)             1,220              3,320

CASH AT THE BEGINNING OF YEAR                                        6,428              5,208                 --
                                                                  --------           --------           --------

CASH AT THE END OF YEAR                                              3,320              6,428           $  3,320
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========

  Income taxes paid                                               $     --           $     --           $     --
                                                                  ========           ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2008


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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2008


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" to simplify and make more consistent the accounting for certain financial

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instruments. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS NO. 155 amends SFAS NO. 140, "Accounting for the Impairment or disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement NO. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earning or the amortization and impairment requirement of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives t qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

These statements are not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $64,030 during the period from February 18, 1999 (inception) to May 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2008


NOTE 4. RELATED PARTY TRANSACTIONS

Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $17,700 on May 31, 2008.

NOTE 5. INCOME TAXES

                                                            As of May 31, 2008
                                                            ------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $21,770
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                     21,770
     Valuation allowance                                           21,770
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                    $      0
     2000 Net Operating Loss                                        (7,165)
     2001 Net Operating Loss                                       (10,020)
     2002 Net Operating Loss                                        (2,070)
     2003 Net Operating Loss                                        (3,777)
     2004 Net Operating Loss                                        (6,420)
     2005 Net Operating Loss                                       (10,440)
     2006 Net Operating Loss                                        (8,780)
     2007 Net Operating Loss                                       (15,358)
                                                                  --------
     2008 Net Operating Loss                                      $(64,030)
                                                                  ========

As of May 31, 2008 the Company has net operating loss carryforwards of approximately $64,030. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2008


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

As of May 31, 2008, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2008:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Golden Key, whose one year term will expire on 02/20/2009, or at such time as his successor(s) shall be elected and qualified is as follows:

Name & Address          Age      Position     Date First Elected    Term Expires
--------------          ---      --------     ------------------    ------------

Norm Blair              50      President,         02/25/2000         02/20/2009
3113 Goldsmith St.              Secretary,
San Diego, CA 92106             Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Norm Blair      2008     0         0           0            0          0            0             0         0
CEO,            2007     0         0           0            0          0            0             0         0
President,      2006     0         0           0            0          0            0             0         0
Director        2005     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Norm Blair     0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Norm Blair           0         0           0            0                0               0            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Golden Key's voting securities by our officer, director and major shareholder as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:

Title of                                          Amount &          Percent
 Class            Name & Address               Nature of owner       Owned
 -----            --------------               ---------------       -----

Common            Norm Blair                     4,000,000 (a)         89%
                  3113 Goldsmith St
                  San Diego, CA 92106

Total Shares Owned by the Officer & Director     4,000,000             89%

----------
(a) Mr. Blair received 4,000,000 shares of the company's common stock on February 19, 1999 for $400.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Blair, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

On February 19, 1999, the Company issued 4,000,000 shares of its $0.0001 par value common stock to Mr. Norm Blair, the officer and director of the company in exchange for cash in the amount of $400.

Mr. Blair, our sole officer and director, is the only "promoter" of Golden Key International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Blair has loaned the company $17,700 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2008.

For the year ended May 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $7,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                    Description
     ------                    -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-142037.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 8, 2008                    Golden Key International, Inc., Registrant


                                By: /s/ Norm Blair
                                   ----------------------------------------
                                   Norm Blair, Sole Director, President,
                                   Chief Executive Officer,
                                   Principal Accounting Officer,
                                   Chief Financial Officer