Form 10-Q
period 2008-08-31
GOLDEN KEY INTERNATIONAL INC
filed 2008-10-14
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                        Commission File Number 333-142037


                          Golden Key International Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 119 11th Street
                      Fort McLeod, Alberta, Canada T0L 0Z0
          (Address of principal executive offices, including zip code.)

                                 (619) 564-8110
                     (Telephone number, including area code)

                              3113 Goldsmith Street
                               San Diego, CA 92106
                         (Former Name or Former Address)

                                  Karen Batcher
                          Batcher, Zarcone & Baker LLP
                                4190 Bonita Road
                                Bonita, CA 91902
                                 (619) 475-7882
            (Name, Address and Telephone Number of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,451,667 shares of common stock issued and outstanding as of October 8, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2008, prepared by the company, immediately follow.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------

                                                                              (Unaudited)
                                                                                 As of             As of
                                                                               August 31,          May 31,
                                                                                 2008               2008
                                                                               --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $    291           $  3,320
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                                291              3,320
                                                                               --------           --------

      TOTAL ASSETS                                                             $    291           $  3,320
                                                                               ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                           $ 23,900           $ 17,700
                                                                               --------           --------
TOTAL CURRENT LIABILITIES                                                        23,900             17,700
                                                                               --------           --------

      TOTAL LIABILITIES                                                          23,900             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   August 31, 2008 and 2007, respectively)                                           --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 shares issued and outstanding
   as of August 31, 2008 and May 31, 2008, respectively.)                           445                445
  Additional paid-in capital                                                     49,205             49,205
  Deficit accumulated during development stage                                  (73,259)           (64,030)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (23,609)           (14,380)
                                                                               --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $    291           $  3,320
                                                                               ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                        February 18, 1999
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended                through
                                                  August 31,           August 31,           August 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     9,229                5,429               73,259
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               9,229                5,429               73,259
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (9,229)          $   (5,429)          $  (73,259)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,451,667            4,370,000
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
     From February 18, 1999 (inception) through August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                   Common        Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage          Total
                                                   -----         ------        -------         -----          -----
Beginning balance 2/18/1999                              --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
 2000 @ $0.0001 per share                         4,000,000          400            --                            400
Stock issued for cash on January 30,
 2001 @ $0.10 per share                             240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                          (7,165)        (7,165)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                             4,240,000          424        23,976          (7,165)        17,235
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                         (10,020)       (10,020)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                             4,240,000          424        23,976         (17,185)         7,215
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                          (2,070)        (2,070)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                             4,240,000          424        23,976         (19,255)         5,145
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                          (3,777)        (3,777)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                             4,240,000          424        23,976         (23,032)         1,368
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                          (6,420)        (6,420)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                             4,240,000          424        23,976         (29,452)        (5,052)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
 2005 @ $0.10 per share                              80,000            8         7,992                          8,000
Stock issued for cash on September 8,
 2005 @ $0.10 per share                              50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                         (10,440)       (10,440)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                             4,370,000          437        36,963         (39,892)        (2,492)
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                          (8,780)        (8,780)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                             4,370,000          437        36,963         (48,672)       (11,272)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                               81,667            8        12,242                         12,250

Net loss, May 31, 2008                                                                         (15,358)       (15,358)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                             4,451,667     $    445       $49,205        $(64,030)      $(14,380)
                                                 ----------     --------       -------        --------       --------
Net loss three months ended, August 31, 2008                                                    (9,229)       (9,229)
                                                 ----------     --------       -------        --------       --------
BALANCE, AUGUST 31, 2008                          4,451,667     $    445       $49,205        $(73,259)      $(23,609)
                                                 ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 18, 1999
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                 August 31,         August 31,         August 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (9,229)          $ (5,429)          $(73,259)
  Increase (decrease) in accounts payable                               --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (9,229)            (5,429)           (73,259)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                     6,200                 --             23,900
  Issuance of common stock                                              --                 --                445
  Additional paid in capital                                            --                 --             49,205
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        6,200                 --             73,550
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,029)            (5,429)               291

CASH AT THE BEGINNING OF YEAR                                        3,320              6,428                 --
                                                                  --------           --------           --------

CASH AT THE END OF YEAR                                           $    291           $    999           $    291
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========
  Income taxes paid                                               $     --           $     --           $     --
                                                                  ========           ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $73,259 during the period from February 18, 1999 (inception) to August 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $23,900 on August 31, 2008.

NOTE 5. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $24,908
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                     24,908
     Valuation allowance                                           24,908
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                    $      0
     2000 Net Operating Loss                                        (7,165)
     2001 Net Operating Loss                                       (10,020)
     2002 Net Operating Loss                                        (2,070)
     2003 Net Operating Loss                                        (3,777)
     2004 Net Operating Loss                                        (6,420)
     2005 Net Operating Loss                                       (10,440)
     2006 Net Operating Loss                                        (8,780)
     2007 Net Operating Loss                                       (15,358)
     2008 Net Operating Loss                                        (9,229)
                                                                  ---------
                                                                  $ (73,259)
                                                                  =========

As of August 31, 2008 the Company has net operating loss carryforwards of approximately $73,259. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2008 (unaudited)
--------------------------------------------------------------------------------

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

As of August 31, 2008, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2008:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares issued and outstanding.

NOTE 9.  SUBSEQUENT EVENT

On September 10, 2008, Norm Blair resigned as the Company's sole officer and director. On September 10, 2008, the Company announced that its Board of Directors appointed Robert Blair as president, secretary, treasurer, chief executive officer, chief financial officer and sole director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this annual report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our principal executive office address is 3113 Goldsmith Street, San Diego, CA 92106. The principal executive office and telephone number are provided by the officer of the corporation. Our fiscal year end is May 31st.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of August 31, 2008. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of August 31, 2008.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $73,259 in expenses through August 31, 2008.

The following table provides selected financial data about our company for the period ended August 31, 2008.

                    Balance Sheet Data:            8/31/08
                    -------------------            -------
                    Cash                          $    291
                    Total assets                  $    291
                    Total liabilities             $ 23,900
                    Shareholders' equity          $(23,609)

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

We incurred operating expenses of $9,229 and $5,429 for the three months ended August 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2008 was $291, total assets were $291 and outstanding liabilities were $23,900. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $291, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through 2008 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for website development costs.

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

Begin initial contact for partner/banner ads to be included on the website.

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

In order to meet all of our business plan goals, we need to receive funding or generate revenue. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $23,900 in loans from the director, with no specific terms of repayment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of August 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 10, 2008, we received the resignation of Norm Blair, our sole officer and director.

On September 10, 2008, the company announced that its Board of Directors (the "Board") has appointed Robert Blair as president, secretary, treasurer, chief executive officer, chief financial officer and sole director of our company. Mr. Blair will hold his positions until a successor is appointed or until his earlier resignation or removal.

From 1998 to current date, Mr. Robert Blair is retired. From 1972 to 1998, Mr. Blair served as direct representative for 26 years with Hostess Foods Ltd., a division of Kraft Foods Ltd, where he built the sales and shipping divisions of Hostess Foods in the provinces of Newfoundland and British Columbia, Canada.

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-142037.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in San Diego, CA, by the undersigned, thereunto duly authorized.

October 8, 2008                      Golden Key International, Inc, Registrant


                                     By: /s/ Robert Blair
                                         ---------------------------------------
                                         Robert Blair, Sole Director, President,
                                         Chief Executive Officer,
                                         Principal Accounting Officer,
                                         Chief Financial Officer