Form 10-Q
period 2008-11-30
GOLDEN KEY INTERNATIONAL INC
filed 2009-01-09
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-142037


                          Golden Key International Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 119 11th Street
                      Fort McLeod, Alberta, Canada T0L 0Z0
          (Address of principal executive offices, including zip code)

                                  (403)553-2840
                     (Telephone number, including area code)

                                  Karen Batcher
                          Batcher, Zarcone & Baker LLP
                                4190 Bonita Road
                                Bonita, CA 91902
                                 (619) 475-7882
            (Name, Address and Telephone Number of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,451,667 shares of common stock issued and outstanding as of January 6, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended November 30, 2008, prepared by the company, immediately follow.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                         As of              As of
                                                                       November 30,         May 31,
                                                                          2008               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  5,270           $  3,320
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       5,270              3,320
                                                                        --------           --------

      TOTAL ASSETS                                                      $  5,270           $  3,320
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                    $ 31,900           $ 17,700
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 31,900             17,700
                                                                        --------           --------

      TOTAL LIABILITIES                                                   31,900             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   November 30, 2008 and May 31, 2008 , respectively)                         --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 shares issued and  outstanding
   as of November 30, 2008 and May 31, 2008, respectively.)                  445                445
  Additional paid-in capital                                              49,205             49,205
  Deficit accumulated during development stage                           (76,280)           (64,030)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (26,630)           (14,380)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  5,270           $  3,320
                                                                        ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                        February 18, 1999
                                           Six Months      Six Months     Three Months    Three Months     (inception)
                                             Ended           Ended           Ended           Ended           through
                                           November 30,    November 30,    November 30,    November 30,    November 30,
                                              2008            2007            2008            2007            2008
                                           ----------      ----------      ----------      ----------      ----------
REVENUES                                   $       --      $       --      $       --      $       --      $       --

GENERAL & ADMINISTRATIVE EXPENSES              12,250           9,728           3,021           4,299          76,280
                                           ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        12,250           9,728           3,021           4,299          76,280
                                           ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $  (12,250)     $   (9,728)     $   (3,021)     $   (4,299)     $  (76,280)
                                           ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS (LOSS) PER SHARE            $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  4,451,667       4,387,404       4,451,667       4,405,000
                                           ==========      ==========      ==========      ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
         Consolidated Statement of Changes in Stockholders' Equity From
       February 18, 1999 (inception) through November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                   Common        Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage          Total
                                                   -----         ------        -------         -----          -----
Beginning balance 2/18/1999                              --     $     --       $    --        $     --       $     --

Net lncome, May 31, 1999                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
 2000 @ $0.0001 per share                         4,000,000          400            --                            400
Stock issued for cash on January 30,
 2001 @ $0.10 per share                             240,000           24        23,976                         24,000

Net loss, May 31, 2001                                                                          (7,165)        (7,165)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                             4,240,000          424        23,976          (7,165)        17,235
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                         (10,020)       (10,020)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                             4,240,000          424        23,976         (17,185)         7,215
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                          (2,070)        (2,070)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                             4,240,000          424        23,976         (19,255)         5,145
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                          (3,777)        (3,777)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                             4,240,000          424        23,976         (23,032)         1,368
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                          (6,420)        (6,420)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                             4,240,000          424        23,976         (29,452)        (5,052)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
 2005 @ $0.10 per share                              80,000            8         7,992                          8,000
Stock issued for cash on September 8,
 2005 @ $0.10 per share                              50,000            5         4,995                          5,000

Net loss, May 31, 2006                                                                         (10,440)       (10,440)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                             4,370,000          437        36,963         (39,892)        (2,492)
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                          (8,780)        (8,780)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                             4,370,000          437        36,963         (48,672)       (11,272)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                               81,667            8        12,242                         12,250

Net loss, May 31, 2008                                                                         (15,358)       (15,358)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                             4,451,667          445        49,205         (64,030)       (14,380)
                                                 ----------     --------       -------        --------       --------
Net loss six months ended,  November 30, 2008                                                  (12,250)       (12,250)
                                                 ----------     --------       -------        --------       --------
BALANCE, NOVEMBER 30, 2008                        4,451,667     $    445       $49,205        $(76,280)      $(26,630)
                                                 ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                         February 18, 1999
                                            Six Months      Six Months     Three Months    Three Months     (inception)
                                              Ended           Ended           Ended           Ended           through
                                            November 30,    November 30,    November 30,    November 30,    November 30,
                                               2008            2007            2008            2007            2008
                                             --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $(12,250)       $ (9,728)       $ (3,021)       $ (4,299)       $(76,280)
  Increase (decrease) in accounts payable          --              --              --              --              --
                                             --------        --------        --------        --------        --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                   (12,250)         (9,728)         (3,021)         (4,299)        (76,280)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                        --              --              --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director               14,200              --           8,000              --          31,900
  Issuance of common stock                         --               8              --               8             445
  Additional paid in capital                       --          12,242              --          12,242          49,205
                                             --------        --------        --------        --------        --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                    14,200          12,250           8,000          12,250          81,550
                                             --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                 1,950           2,522           4,979           7,951           5,270

CASH AT THE BEGINNING OF PERIOD                 3,320           6,428             291             999              --
                                             --------        --------        --------        --------        --------

CASH AT THE END OF PERIOD                       5,270           8,950           5,270           8,950        $  5,270
                                             ========        ========        ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                              $     --        $     --        $     --        $     --        $     --
                                             ========        ========        ========        ========        ========
  Income taxes paid                          $     --        $     --        $     --        $     --        $     --
                                             ========        ========        ========        ========        ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $76,280 during the period from February 18, 1999 (inception) to November 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

 Norm Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $31,900 on November 30, 2008.

NOTE 5. INCOME TAXES

                                                         As of November 30, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $25,935
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                    25,935
     Valuation allowance                                          25,935
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                   $      0
     2000 Net Operating Loss                                       (7,165)
     2001 Net Operating Loss                                      (10,020)
     2002 Net Operating Loss                                       (2,070)
     2003 Net Operating Loss                                       (3,777)
     2004 Net Operating Loss                                       (6,420)
     2005 Net Operating Loss                                      (10,440)
     2006 Net Operating Loss                                       (8,780)
     2007 Net Operating Loss                                      (15,358)
     2008 Net Operating Loss                                      (12,250)
                                                                 --------
                                                                 $(76,280)
                                                                 ========

As of November 30, 2008 the Company has net operating loss carryforwards of approximately $76,280. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of November 30, 2008 (unaudited)
--------------------------------------------------------------------------------

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

As of November 30, 2008, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2008:

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

Our principal executive office address is 119 11th Street, Fort McLeod, Alberta, Canada T0L 0Z0. The principal executive office and telephone number are provided by the officer of the corporation. Our fiscal year end is May 31st.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of November 30, 2008. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of November 30, 2008.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $76,280 in expenses through November 30, 2008.

The following table provides selected financial data about our company for the period ended November 30, 2008.

                     Balance Sheet Data:         11/30/08
                     -------------------         --------
                     Cash                        $  5,270
                     Total assets                $  5,270
                     Total liabilities           $ 31,900
                     Shareholders' equity        $(26,630)

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

We incurred operating expenses of $3,021 and $4,299 for the three months ended November 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2008 was $5,270, total assets were $5,270 and outstanding liabilities were $31,900. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $5,270, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the first quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for website development costs.

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

In order to meet all of our business plan goals, we need to receive funding or generate revenue. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $31,900 in loans from the director, with no specific terms of repayment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of November 30, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-142037.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Fort McLeod, Alberta, by the undersigned, thereunto duly authorized.

January 6, 2009                      Golden Key International, Inc, Registrant


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