Form 10-Q
period 2009-02-28
GOLDEN KEY INTERNATIONAL INC
filed 2009-04-02
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

                Telephone (403) 553-2840 Facsimile (215) 565-8110
                     (Telephone number, including area code)

                                Karen A. Batcher
                               Synergen Law Group
                             744 Otay Lakes Rd. #143
                              Chula Vista, CA 91910
                     (619) 475-7882 phone (619) 512-5184 fax
                            kbatcher@synergenlaw.com
            (Name, Address and Telephone Number of Agent for Service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,451,667 shares of common stock issued and outstanding as of March 27, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended February 28, 2009, prepared by the company, immediately follow.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                           As of              As of
                                                                         February 28,         May 31,
                                                                            2009               2008
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  2,121           $  3,320
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         2,121              3,320
                                                                          --------           --------

      TOTAL ASSETS                                                        $  2,121           $  3,320
                                                                          ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                      $ 31,900           $ 17,700
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   31,900             17,700
                                                                          --------           --------

      TOTAL LIABILITIES                                                     31,900             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares authorized:
   -0- shares issued and outstanding as of February 28, 2009 and
   May 31, 2008, respectively)                                                  --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   4,451,667 shares issued and outstanding as of February 28, 2009
   and May 31, 2008, respectively.)                                            445                445
  Additional paid-in capital                                                49,205             49,205
  Deficit accumulated during development stage                             (79,429)           (64,030)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (29,779)           (14,380)
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $  2,121           $  3,320
                                                                          ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                             February 18, 1999
                                         Nine Months       Nine Months      Three Months     Three Months      (inception)
                                           Ended             Ended             Ended            Ended            through
                                         February 28,      February 29,      February 28,     February 29,      February 28,
                                            2009              2008              2009             2008              2009
                                         ----------        ----------        ----------       ----------        ----------
REVENUES                                 $       --        $       --        $       --       $       --        $       --

GENERAL & ADMINISTRATIVE EXPENSES            15,399            12,303             3,149            2,575            79,429
                                         ----------        ----------        ----------       ----------        ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES      15,399            12,303             3,149            2,575            79,429
                                         ----------        ----------        ----------       ----------        ----------

NET INCOME (LOSS)                        $  (15,399)       $  (12,303)       $   (3,149)      $   (2,575)       $  (79,429)
                                         ==========        ==========        ==========       ==========        ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)       $    (0.00)       $    (0.00)      $    (0.00)
                                         ==========        ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                4,451,667         4,408,747         4,451,667        4,451,667
                                         ==========        ==========        ==========       ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
          From February 18, 1999 (inception) through February 28, 2009
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                   Common        Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage          Total
                                                   -----         ------        -------         -----          -----
Beginning balance 2/18/1999                              --     $     --       $    --        $     --       $     --
Net lncome, May 31, 1999                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
 2000 @ $0.0001 per share                         4,000,000          400            --                            400
Stock issued for cash on January 30,
 2001 @ $0.10 per share                             240,000           24        23,976                         24,000
Net loss, May 31, 2001                                                                          (7,165)        (7,165)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                             4,240,000          424        23,976          (7,165)        17,235
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                         (10,020)       (10,020)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                             4,240,000          424        23,976         (17,185)         7,215
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                          (2,070)        (2,070)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                             4,240,000          424        23,976         (19,255)         5,145
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                          (3,777)        (3,777)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                             4,240,000          424        23,976         (23,032)         1,368
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                          (6,420)        (6,420)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                             4,240,000          424        23,976         (29,452)        (5,052)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
 2005 @ $0.10 per share                              80,000            8         7,992                          8,000
Stock issued for cash on September 8,
 2005 @ $0.10 per share                              50,000            5         4,995                          5,000
Net loss, May 31, 2006                                                                         (10,440)       (10,440)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                             4,370,000          437        36,963         (39,892)        (2,492)
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                          (8,780)        (8,780)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                             4,370,000          437        36,963         (48,672)       (11,272)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                               81,667            8        12,242                         12,250
Net loss, May 31, 2008                                                                         (15,358)       (15,358)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                             4,451,667          445        49,205         (64,030)       (14,380)
                                                 ----------     --------       -------        --------       --------
Net loss nine months ended, February, 28, 2009                                                 (15,399)       (15,399)
                                                 ----------     --------       -------        --------       --------
BALANCE, FEBRUARY 28, 2009                        4,451,667     $    445       $49,205        $(79,429)      $(29,779)
                                                 ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                             February 18, 1999
                                                    Nine Months    Nine Months   Three Months  Three Months    (inception)
                                                      Ended          Ended          Ended         Ended          through
                                                    February 28,   February 29,   February 28,  February 29,    February 28,
                                                       2009           2008           2009          2008            2009
                                                     --------       --------       --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $(15,399)      $(12,303)      $ (3,149)     $ (2,575)      $(79,429)
  Increase (decrease) in accounts payable                  --             --             --            --             --
                                                     --------       --------       --------      --------       --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                           (15,399)       (12,303)        (3,149)       (2,575)       (79,429)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                --             --             --            --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                       14,200             --             --            --         31,900
  Issuance of common stock                                 --              8             --            --            445
  Additional paid in capital                               --         12,242             --            --         49,205
                                                     --------       --------       --------      --------       --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                            14,200         12,250             --            --         81,550
                                                     --------       --------       --------      --------       --------

NET INCREASE (DECREASE) IN CASH                        (1,199)           (53)        (3,149)       (2,575)         2,121

CASH AT THE BEGINNING OF PERIOD                         3,320          6,428          5,270         8,950             --
                                                     --------       --------       --------      --------       --------

CASH AT THE END OF PERIOD                            $  2,121       $  6,375       $  2,121      $  6,375       $  2,121
                                                     ========       ========       ========      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                      $     --       $     --       $     --      $     --       $     --
                                                     ========       ========       ========      ========       ========
  Income taxes paid                                  $     --       $     --       $     --      $     --       $     --
                                                     ========       ========       ========      ========       ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $79,429 during the period from February 18, 1999 (inception) to February 28, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

Robert Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $31,900 on February 28, 2009.

NOTE 5.  INCOME TAXES

                                                         As of February 28, 2009
                                                         -----------------------
   Deferred tax assets:
     Net operating tax carryforwards                             $27,006
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                    27,006
     Valuation allowance                                          27,006
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                   $      0
     2000 Net Operating Loss                                       (7,165)
     2001 Net Operating Loss                                      (10,020)
     2002 Net Operating Loss                                       (2,070)
     2003 Net Operating Loss                                       (3,777)
     2004 Net Operating Loss                                       (6,420)
     2005 Net Operating Loss                                      (10,440)
     2006 Net Operating Loss                                       (8,780)
     2007 Net Operating Loss                                      (15,358)
     2008 Net Operating Loss                                      (15,399)
                                                                 --------

                                                                 $(79,429)
                                                                 ========

As of February 28, 2009 the Company has net operating loss carryforwards of approximately $79,429. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       As of February 28, 2009 (unaudited)
--------------------------------------------------------------------------------

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

As of February 28, 2009, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 28, 2009:

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

GENERAL INFORMATION

Golden Key International, Inc. was incorporated on February 18, 1999 in the State of Delaware. Through its wholly-owned subsidiary, Deep Rooted, Inc., a Delaware corporation, the company intends to become a leading cross-platform community portal provider. The company will target communities with 5,000 residents and larger in population and is developing a platform for uniting organizations, government, chambers of commerce, corporate enterprises and non-profit groups through "community-based" sites. Deep Rooted community portal applications can be deployed as business to employee, business to business or city to city. We are a development stage company with no revenues or profits.

Our principal executive office address is 119 11th Street, Fort McLeod, Alberta, Canada T0L 0Z0. The principal executive office and telephone number are provided by the officer of the corporation. Our fiscal year end is May 31st.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of November 30, 2008. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of February 28, 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $79,429 in expenses through February 28, 2009.

The following table provides selected financial data about our company for the period ended February 28, 2009.

                    Balance Sheet Data:            2/28/08
                    -------------------            -------

                    Cash                          $  2,121
                    Total assets                  $  2,121
                    Total liabilities             $ 31,900
                    Shareholders' equity          $(29,779)

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

We incurred operating expenses of $3,149 and $2,575 for the three months ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $2,121, total assets were $2,121 and outstanding liabilities were $31,900. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $2,121, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the second quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for website development costs.

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

The business model for Golden Key demands extensive capabilities for community collaboration to cross all sectors. In today's information technology environment many companies are offering specific tools to meet the virtual demands of the Golden Key objectives. Focusing on these types of companies will be significantly less costly and provide the necessary products and services to generate revenues. The technology team of Golden Key will be required to write some specific coding to integrate the tools that provide a seamless experience for the viewer.

A continual review of technology providers that can assist Golden Key in reaching its objectives indicates that there are strong possibilities to develop relationships that will be mutually beneficial. The present economic climate has many companies reevaluating their respective offerings and the present and future campaigns indicate that flexibility in pricing strategies will be the norm. This comes at a critical time for Golden Key.

In order to meet all of our business plan goals, we need to receive funding or generate revenue. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key International. To date, there has been $31,900 in loans from the director, with no specific terms of repayment

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of February 28, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Golden Key International's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Golden Key International's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Golden Key International's internal controls over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

March 27, 2009                       Golden Key International, Inc, Registrant


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