Form 10-K
period 2009-05-31
GOLDEN KEY INTERNATIONAL INC
filed 2009-09-14
CIK 1080627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2009

                        Commission file number 333-142037


                         Golden Key International, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               33-0944402
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               1162 NE 91st Street
                                 Miami, FL 33138
                                  954-558-3362
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 10, 2009, the registrant had 14,748,455 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 11, 2009.

                          GOLDEN KEY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        10
Item 2.  Properties                                                          14
Item 3.  Legal Proceedings                                                   14
Item 4.  Submission of Matters to a Vote of Securities Holders               14

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   15
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16
Item 8.  Financial Statements and Supplementary Data                         20
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            33
Item 9A. Controls and Procedures                                             33
Item 9B. Other Information                                                   34

                                    Part III

Item 10. Directors and Executive Officers                                    36
Item 11. Executive Compensation                                              37
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     38
Item 13. Certain Relationships and Related Transactions                      39
Item 14. Principal Accounting Fees and Services                              39

                                     Part IV

Item 15. Exhibits                                                            40

Signatures                                                                   41

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Golden Key International, Inc. was incorporated on February 18, 1999 in the State of Delaware. Through its wholly-owned subsidiary, Deep Rooted, Inc., a Delaware corporation, the company intended to become a leading cross-platform community portal provider. As of May 31, 2009 manangement felt it was in the best interests of the company to abandon the original business plan and pursue a direction for the company that would provide the best return on shareholder investment. We are a development stage company with no revenues or profits.

On May 31, 2009, the company's administrative offices were located at 3113 Goldsmith Street, San Diego, CA 92106. Our fiscal year end is May 31st.

As of May 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of May 31, 2008. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of May 31, 2009.

RECENT DEVELOPMENTS

On July 10, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Home Savers Holding Corporation ("Home Savers") each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common stock (the "Home Savers Acquisition"). Considering that, following the merger, the Home Savers Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Home Savers is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Home Savers securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. Home Savers is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Home Savers. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Home Savers pursuant to the terms of the share exchange agreement. As a result of such acquisition, our operations our now focused on the real estate debt restructuring industry. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations. Paul Peterson, Robert Agostini and Lysander Marrero were appointed as executive officers in connection with the Company's acquisition of Home Savers. Mr. Peterson was also appointed as a director of the Company.

The Company relocated it's principal executive offices address to 1162 NE 91st Street, Miami, FL 33138.

In addition, on July 13, 2009, subsequent to the acquisition of Home Savers, the Company entered into an Agreement and Release with Norman Blair, a significant shareholder of the Golden Key pursuant to which Norman Blair agreed to return 4,000,000 shares of common stock of Golden Key to Golden Key for cancellation and has provided a full release of Golden Key in consideration of a cash payment of $25,000, a promissory note in the amount of $150,000 payable on September 13, 2009 (the "Blair Note") and the transfer of all securities of Deep Rooted, Inc., Golden Key's former wholly owned subsidiary. The Home Savers Shareholders have pledged their shares of Golden Key to Norman Blair as security for payment of the Blair Note.

On July 10, 2009, Robert Blair resigned from Golden Key as Chief Executive Officer, President Chief Financial Officer, Treasurer and Secretary. Additionally on July 10, 2009, Mr. Blair tendered his resignation as a director of the Company effective on August 3, 2009, which is the tenth day following the filing of the 14F Information Statement with the SEC and the mailing of this 14F Information Statement to the Company stockholders. Additionally, effective August 3, 2009, Robert Agostini and Lysander M. Marrero were appointed as directors of the Company.

On September 1, 2009, Paul R. Peterson resigned from Golden Key as Chief Executive Officer and Director of the Company. Additionally, effective September 1, 2009, Lysander M. Marrero was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company.

BUSINESS DEVELOPMENT

Golden Key has no revenues and limited operations. We have sustained losses since inception, February 18, 1999, to May 31, 2009 of $82,366 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Golden Key has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

OVERVIEW AND STRATEGY

HomeSavers Holding Corp, through its subsidiaries, intends to create value from Discounted Mortgage Notes and real estate owned (REO) trades, using arbitrage strategies whereby creating solutions to the homeowner on a national scale. HomeSavers intend to restructure such notes and properties with the goal of making them performing equity protected assets. In addition, as ancillary business of purchasing and restructuring mortgages, the Company will also be engaged in asset management services, mortgage forensics, compliance analytics and full due diligence services on individual notes and investment pools, real estate rehabilitation construction in cooperation with community section 8 programs as well as offering owner financing into our projects, insurance restoration services for residential and commercial properties and commercial acquisitions, sales and financing.

HOME SAVERS SERVICES (TM)

Home Savers Services, Inc.(TM)("HSS"), a subsidiary of Home Savers, plans to focus on the following four areas:

     * Wholesale: the purchase of delinquent notes on the secondary market in any stage of default;
     * Retail: it will develop a public "strip center" presence where people in foreclosure can walk in off of the street;
     * Lender Direct: Whereby our company Account Executives find clients through attorneys who represent clients in foreclosure, mortgage companies, loan modification companies, REO pool owners, etc.;
     * Vendor: Where we will work with funds, lenders and others by taking their non-performing loans, processing them through our program with the goal of returning them in a performing status.

Our focus is to work with clients, purchasing individual and pooled notes from servicing and mortgage companies at large discounts and refinancing the homeowner's debt into either a Trust Deed or Contract for Deed. This will result in eliminating their foreclosure and reducing the homeowner's debt passing along equity at today's market value to the homeowner which also reduces their monthly payments by approximately 40%. We also work with the homeowner to purchase their unsecured debt at a discount and include it in their refinance to free up additional cash flow for the client.

We have established an alternative credit system that ensures payments by placing a reserve in escrow to cover the homeowners payments, up to 12 months, in case the homeowner is unable to make their payment due to defined emergencies. The homeowner's funds will remain as "reserve" payments for a minimum of twelve months but up to 60 months depending on the final underwriting and approval, and the program the homeowner is in. We also evaluate customers based on an alternative mortgage credit rating history based on their ability to pay the new reduced mortgage payment.

GOAL

The goal of our program is to create a performing asset with a seasoned track record, provide an affordable fixed monthly payment and provide equity to the homeowner. We recognize the current situation of non-performing residential and commercial notes and formulate a new structure where it benefits investors, banks, owners of commercial assets. These assets can be put together in a data format by first ordering their Troubled Assets Reports (TAR), these reports will identify the city and type of property and the amount of debt owed and so forth. We will then identify specific properties and portfolios and/or bundles of non performing notes and thereafter negotiate their discounts with the banks.

Our Commercial Division will consult with third party commercial consulting firms for the following:

     *    Evaluation
     *    Market analysis
     *    Financial analysis
     *    Distribution models
     *    Risk management

We will allow them to diagnose each business for its performance based on the new discounted note. Their initial report will provide us a package for our potential investor for buying these notes. Secondly the third party firm will also provide to us a distribution model for profit sharing with our company, the investor and the ownership of the commercial property

THE MARKET AND COMPETITIVE POSITION

We believe the next sector to fall into this high foreclosure market is the Option ARM loan sector. We expect that there will a high number of option ARM loans that were made over the last several years that are just now beginning to reset and adjust upwards.

The government is feverously trying solve, stave off and repair the foreclosure crisis in our country however with as many resources that they have and with additional legal and contractual limitations such as mortgage "pool servicing agreements" that represent the majority of mortgages which are tied up in mortgage bonds and their derivatives, the government is only able to realistically help a small fraction of our countries foreclosures.

The government has come out with various programs such as the "Help for Homeowners" plan which targeted to help approximately 400,000 homeowners. The plan called for shared equity to the lender who would refinance homeowners in foreclosure as well as other lender responsibilities and restrictions. According to a recent government report this program did not have any success and only assisted a dismal total of thirteen homeowners throughout the U.S.

The government also came out with another recent plan to assist homeowners in foreclosure. This plan would allow Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") to refinance those homeowners who were facing foreclosure or have negative equity in their home by refinancing their negative equity up to 105% of the homes current value. We believe the problem with this program is that FNMA and FHLMC only account for what we believe is 5% of the total number of homes in foreclosure. In addition, we believe that most of the homes in the U.S. are upside down or have negative equity in their homes in excess of 105% of their homes current value.

In order to solve foreclosures, homeowners are currently engaging mortgage modification companies. We believe that most of these situations result in the homeowner not reducing their mortgage balance and modified payments that are generally not affordable. Another "solution" to the homeowner is going through a "short sale" where the homeowner sells their home to a buyer who purchases the home at a reduced amount from the mortgage lender. This strategy is a failed strategy for the homeowner in foreclosure because the homeowner still losses their home and then receives a deficiency balance that they are responsible to pay at some point in the future.

We believe we offer a realistic solution to the mortgage and foreclosure crisis by purchasing mortgage notes at deep discounts and then reducing the homeowners equity and mortgage payments substantially thus keeping the homeowner in their home with affordable payments and equity. Unlike many of the funds in the U.S. who are currently trading mortgage pools on the secondary mortgage market they do not give the homeowner equity in their home.

THE FUTURE

Prior to the current mortgage crisis in our country there have always been funds and companies that have been trading performing and non-performing mortgage notes. The margins were much lower and the need for mortgage "workouts" or "cram down" solutions were not needed as they are today and the near and mid-term future.

We believe our model sets credit in place today and in the future whereby establishing the ability through purchasing sub-performing mortgage notes at deep discounts, to give the homeowner equity where there once was none and to lower their monthly payment to an affordable fixed payment along with ridding the homeowner of "toxic and predatory" mortgage notes establishes a long term need for our product in the near, mid and long term future.

REGULATION

The consumer finance industry is highly regulated; therefore we are subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. We intend to implement a quality assurance program to monitor compliance and, based upon assessments of our compliance staff, believe that we are in compliance with applicable rules and regulations in all material respects.

Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we will need to be licensed in such state or there must be an available exemption to licensing. We are currently in the process of obtaining licenses nationally. We do not have operations or significant loan activity in all of these states at this time.

Our lending activities are also subject to various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. We are not currently making loans subject to the Homeownership and Equity Protection Act of 1994. More specifically, we are subject to disclosure requirements under the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act is designed to provide consumers with uniform, understandable information relating to specify terms and conditions of loan and credit transactions and, by standardizing the form of information provided, facilitate comparisons among available credit options. The act also gives consumers the right to change their minds about a credit transaction by guaranteeing consumers a three-day right to cancel some credit transactions, such as loans of the type we originate. In addition, the Truth-in-Lending Act gives consumers the right to rescind the loan transaction if the lender fails to provide the required disclosures to the consumer. We are also required to comply with the Equal Credit Opportunity Act of 1994 and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act of 1975 and the Home Mortgage Disclosure Act of 1975.

The Equal Credit Opportunity Act prohibits lenders from discriminating against an applicant for a loan on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B prohibits lenders from requesting some types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with information relating to the denial of any loan application. Beginning with loans originated in 1997, the Home Mortgage Disclosure Act requires that we file annual reports with HUD for collection and reporting of statistical data in loan transactions. The Real Estate Settlement Procedures Act mandates disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

The laws and regulations under which we operate are subject to change at any time. In addition, new laws or regulations may be added at any time. There can be no assurance that any change or addition of laws will not make compliance more difficult or more extensive, restrict ability to originate, broker, purchase or sell loans, further limit the amount of commissions, interest or other charges which may be earned, or otherwise adversely affect our business or prospects.

COMPETITION

The mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. We compete mainly on the selection of mortgage products we offer and on customer service. Barriers to entry are minimal, and competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Further, there can be no assurance that our competitors and potential competitors will not develop services and products that are equal or superior to those of Home Savers or that achieve greater market acceptance than our products and services. We currently compete with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

     * various online mortgage brokers, mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans;
     *    Real estate agents; and
     *    Mortgage brokers.

Many of our mortgage banking and mortgage brokerage competitors have competitive advantages including the following:

     *    Longer operating histories;
     *    Greater name recognition and more extensive customer bases; and
     * Substantially greater financial, marketing, technical and other resources.

As previously stated, our business depends primarily on providing direct person-to-person mortgage services to a diversified client base consisting of consumers. To remain competitive, we must increase the volume of mortgage loan transactions that we effect and maintain sustainable margins on such mortgage transactions.

Also, we will need to maintain strategic relationships with a critical mass of lenders and mortgage brokers to fulfill consumer demand. This will take significant time and resources, and will require that we provide our lending and brokerage partners with compelling reasons to partner with us, as many of these partners are also current or potential competitors of ours.

LICENSING AND REGULATION OF MORTGAGE BROKERAGE LOAN BUSINESS

We will need to qualify and be licensed as a mortgage banker and broker to be authorized to originate mortgage loans. Our mortgage brokerage operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning illicit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

RESPA contains certain prohibitions regarding the giving or taking of a fee, anything of value for the referral of business to any mortgage broker however, there is no prohibition regarding the payment of reasonable fees for the provision of goods, services and facilities. From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it would reduce the number of those who can afford homeownership, which would reduce potential demand for the Company's products and services. Additionally several large law firms have promoted class action claims alleging that certain industry fee practices violate RESPA. While the mortgage broker industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

INTELLECTUAL PROPERTY

Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. We may also license content from third parties in the future and it is possible that it could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely, affect our business.

We typically enter into confidentiality agreements with our employees and consultants and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our rights. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

ANCILLARY BUSINESSES

HOME SAVERS ASSET MANAGEMENT, INC.

Home Savers Asset Management ("HSAM"), a subsidiary of Home Savers,that will manage REO assets for banks, lenders, hedge funds, private lenders and governmental agencies throughout the United States. Beginning with clean up, debris removal, home repair, home inspection and security services, all with real-time updating for contracted agencies, HSAM then does complete home staging and lists the properties for sale.

HOME SAVERS CORE LOGIC, INC.

Home Savers Core Logic ("HSCL"), a subsidiary of Home Savers, will provide mortgage due diligence services for note pool traders as well as forensic audits of mortgage notes to law firms, realtors and lenders for preparation of defense of clients in note negotiations and the general foreclosure market

HOME SAVERS DEVELOPMENT, INC.

Home Savers Development, Inc., a subsidiary of Home Savers, plans to purchase low to moderate income homes, restore them and then owner finance them to prospective buyers or rent them under the "section 8" government program then sells the homes. In addition, we will acquire apartment communities that have been converted to condominiums at deep discounts direct from banks, place a future tenant/owner and issues contracts for deeds and sell the deeds.

HS CONSULTING AND RESTORATION

We plan to offer full-service loss assessment, mitigation and insurance services together with restoration and construction services. We will perform forensic loss evaluation through our exclusive Certified Forensic Loss Assessment system and protocols. In addition, we will provide complete catastrophic containment, securing and restoration of residential and commercial disasters.

LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

NUMBER OF EMPLOYEES

Other than our directors and officers, presently we have 14 employees including four full time executive officers and ten full time employees.

PROPERTY

Our principal offices are located at 555 NW Park Ave., Penthouse 804, Portland, Oregon 97209. We pay $2,239 per month in rent and our lease is month to month.

ITEM 1A. RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

Our wholly owned subsidiary did not begin operations of our business until March 2009. We have a limited operating history. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

HOME SAVERS' RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

Home Savers incurred a net loss amounting to $18,054 for the period from inception (March 17, 2009) through March 31, 2009. In addition, as of March 31, 2009, Home Savers has a working capital deficiency of $10,554. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue and the our working capital deficiency will exacerbate.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL.

Our success depends on the continuing services of Robert Agostini and Lysander Marrero, our Chief Executive Officer, and President, respectively. The loss of any of these individuals could have a material and adverse effect on our business operations.

Additionally, the success of the Company's operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

THE OCCURRENCE OF RECENT ADVERSE DEVELOPMENTS IN THE MORTGAGE FINANCE AND CREDIT MARKETS HAS ADVERSELY AFFECTED OUR BUSINESS, OUR LIQUIDITY AND OUR CAPITAL POSITION AND HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The mortgage banking industry has recently been negatively impacted which has focused on but has not been limited to the nonprime and non-conforming mortgage loan markets. Fair market valuations of mortgage loans held for sale, mortgage servicing rights, securitized interests and other assets and liabilities have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. There is no guarantee that mortgages that we acquire will not deteriorate in value in the future. These deteriorating factors if they continue will result in higher provision for loan losses on our mortgage loans held for investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities, which in turn has led to fewer sources of, and significantly reduced levels of, liquidity, which will constrict our ability to finance our operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets.

We will be highly leveraged relative to our cash flow and continue to recognize substantial losses resulting in a significant deterioration in capital. We remain heavily dependent on funding from outside sources and there can be no assurance that such funding will be available at all or available on acceptable terms.

In light of our liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain the required capital or satisfy our liquidity needs, it would have a material adverse effect on our business, results of operations and financial position.

GENERAL BUSINESS AND ECONOMIC CONDITIONS MAY SIGNIFICANTLY AND ADVERSELY AFFECT OUR REVENUES, PROFITABILITY, AND FINANCIAL CONDITION.

Our business and earnings, if any, are sensitive to general business and economic conditions in the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively impact household incomes could decrease the ability of homeowners to make the required payments under the restructured loans provided by our company.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States were to continue in their current condition or further weaken, or if home prices continue at the currently reduced levels or experience further declines, we could continue to be adversely affected, and it could become more expensive for us to conduct our business. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the United States government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve's policies influence the size of the mortgage origination market, which significantly impacts the earnings of our businesses and the earnings of our business capital activities. The Federal Reserve's policies also influence the yield on our interest-earning assets and the cost of our interest bearing liabilities. Changes in those policies are beyond our control and difficult to predict, and could adversely affect our revenues, profitability and financial condition.

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL, AND IF WE ARE UNABLE TO MAINTAIN ADEQUATE FINANCING SOURCES OUR PROFITABILITY AND FINANCIAL CONDITION WILL SUFFER AND JEOPARDIZE OUR ABILITY TO CONTINUE OPERATIONS.

We require substantial capital to support our operations. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects. Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

WE MUST EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS, OR OUR COMPANY WILL SUFFER.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we intend to increase the scope of our operations. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our management and our resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

WE FACE COMPETITION FROM NUMEROUS SOURCES AND COMPETITION MAY INCREASE, LEADING TO A DECLINE IN REVENUES.

We compete primarily with well-established companies, many of which we believe have greater resources than our company. We believe that barriers to entry in the debt restructuring sector are not significant and start-up costs are relatively low, so our competition may increase in the future. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose prospective sales to our competitors and our revenues may not occur.

OUR FAILURE TO COMPLY WITH FEDERAL AND STATE LAWS AND REGULATIONS COULD RESULT IN FINES OR INJUNCTIONS, WHICH COULD MATERIALLY IMPAIR THE OPERATION OF OUR BUSINESS.

The consumer finance industry is highly regulated; therefore we are subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. Any significant claim or injunction could have a material adverse impact on our financial condition. Additionally, regulations and laws are constantly changing, and changes in those laws and regulations could significantly increase our compliance costs and divert our human and other resources from revenue-generating activities.

THE FAILURE TO OBTAIN AND MAINTAIN REQUIRED GOVERNMENTAL LICENSES, PERMITS AND APPROVALS COULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON OUR OPERATIONS.

We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We may not be successful in obtaining or maintaining any necessary license, permit or approval. Further, as we seek to expand our operations into new markets, regulatory and licensing requirements may delay our entry into new markets, or make entry into new markets cost-prohibitive. We cannot assure you that we will be able to obtain or, once obtained, maintain our licenses or registrations in any states where we are required to be licensed or registered to operate our business. Our activities in states where necessary licenses or registrations are not available could be curtailed pending processing of an application, and we may be required to cease operating in states where we do not have valid licenses or registrations. We could also become subject to civil or criminal penalties for operating without required licenses or registrations. These costs may be substantial and may materially impair our prospects, business, financial condition and results of operation.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

WE HAVE NOT VOLUNTARY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICT OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2007 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ending December 31, 2008. In addition, for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

THERE IS NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK AND OUR SHARES OF COMMON STOCK.

There is currently no developed public market for the shares of our common stock. While we are quoted on the OTCBB, there is no assurance that an active market in our stock will ever develop. Accordingly, an investment in our company is suitable only for persons who have no need for liquidity and can afford to hold the securities for an indefinite period of time.

IF A PUBLIC MARKET FOR OUR COMMON STOCK DEVELOPS, TRADING WILL BE LIMITED UNDER THE SEC'S PENNY STOCK REGULATIONS, WHICH WILL ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

ITEM 2. PROPERTIES

On May 31, 2009, the company's administrative offices were located at 3113 Goldsmith Street, San Diego, CA 92106. The principal executive office and telephone number were provided by the officer of the corporation. The Company relocated it's principal executive offices address to 1162 NE 91st Street, Miami, FL 33138.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the OTC Bulletin Board on February 8, 2008. The symbol is GKYI. There has been no active trading and no high or low bid prices.

Of the 4,451,667 shares of common stock outstanding as of May 31st, 2008, 4,000,000 shares are owned by Norm Blair, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of May 31, 2009, we had 4,451,667 shares of $0.001 par value common stock issued and outstanding held by 50 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 8-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     * Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
     * Our ability to raise capital when needed and on acceptable terms and conditions;
     *    The intensity of competition;
     *    General economic conditions; and
     *    Changes in regulations

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Plan of Operation should be read in conjunction with our financial statements included herein.

OVERVIEW

On July 10, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Home Savers each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common stock (the "Home Savers Acquisition"). Considering that, following the merger, the Home Savers Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Home Savers is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Home Savers securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. Home Savers is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Home Savers. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Home Savers pursuant to the terms of the share exchange agreement. As a result of such acquisition, our operations our now focused on the real estate debt restructuring industry. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

In addition, on July 13, 2009, subsequent to the acquisition of Home Savers, the Company entered into an Agreement and Release with Norman Blair, a significant shareholder of the Golden Key pursuant to which Norman Blair agreed to return 4,000,000 shares of common stock of Golden Key to Golden Key for cancellation and has provided a full release of Golden Key in consideration of a cash payment of $25,000, a promissory note in the amount of $150,000 payable on September 13, 2009 (the "Blair Note") and the transfer of all securities of Deep Rooted, Inc., Golden Key's former wholly owned subsidiary. The Home Savers Shareholders have pledged their shares of Golden Key to Norman Blair as security for payment of the Blair Note.

PLAN OF OPERATION

The following plan of operation provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. We are a development stage company. Because we have not generated any revenue, we intend to report our plan of operation below.

Our operations have been devoted primarily to developing a business plan, raising capital and establishing the required structure needed to operate in the debt restructuring industry. Because of uncertainties surrounding our development, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations of which there is no guarantee.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

     - Raising Additional Capital - we hope to raise $1,000,000 through the sale of our securities through a private placement or debt offering. We may find it difficult to raise that amount of capital required of us to commence full operation, because we are a development stage company with no history of operation. Provided that we are successful in raising at minimum $500,000, we believe we can continue operations on a limited scale for at least twelve months. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities. If we are unable to raise capital, we may be required to cease operations. If the Company is successful in raising capital, it will be utilized for working capital and to execute against our business plan, which includes; the acquisition of residential and commercial real estate mortgage portfolios and the restructuring and servicing thereof, the acquisition of distressed real estate and resale thereof, the provision of renovation and insurance loss mitigation services for our own portfolios and other lenders' REO assets, the provision of due diligence and analytics services for our own portfolios and outside clients.

     -    Implementation of our business plan as described above

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this report.

We intend to grow through internal development and strategic alliances. Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

There is intense competition in the real estate restructuring market with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into this industry.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $82,366 in expenses through May 31, 2009.

The following table provides selected financial data about our company for the year ended May 31, 2009.

                    Balance Sheet Data:            5/31/09
                    -------------------            -------

                    Cash                          $    284
                    Total assets                  $    284
                    Total liabilities             $ 33,000
                    Shareholders' equity          $(32,716)

We had no cash provided by financing activities for the year ended May 31, 2009. Cash provided by financing since inception was $400 from the sale of shares to our officer and director, $37,000 resulting from the sale of our common stock to 46 independent investors pursuant to Regulation S, category 3 of Rule 903 of the Securities Act of 1933, as amended (the "Act") and $12,250 from the sale of our common stock to 4 independent investors pursuant to the shares registered by the Form SB-2 Registration Statement.

We incurred operating expenses of $18,336 and $15,358 for the years ended May 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. We anticipate that we will need approximately $250,000 through 2010 or until we are able to receive additional funding or generate revenues. In the past, traditional sources have been sufficient to meet the needs of the business. We are uncertain when cash flow from operating activities will start contributing to our cash requirements in the foreseeable future thereafter. We can give no assurances that the historical sources of liquidity and capital resources, or cash flow from operating activities, will be available for future development projects, and we may be required to seek additional or alternative financing sources. Our ability to acquire mortgages at deep discounts, renegotiate with the homeowner and the homeowners ability to continue making payments are all expected to have a significant influence on our future net cash provided by operating activities.

Depending on the timing and our ability to successfully develop our business, we may be required to seek additional sources of capital. While we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

In order to continue in business we need to receive funding or generate revenue. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key. To date, there has been $33,000 in loans from the director, with no specific terms of repayment.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
     * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golden Key International, Inc.

We have audited the accompanying consolidated balance sheets of Golden Key International, Inc. and subsidiary (the "Company") as of May 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from February 18, 1999 (inception) through May 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Key International, Inc. and subsidiary as of May 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang Park
----------------------------------
CHANG G. PARK, CPA

July 7, 2009
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                         May 31,            May 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    284           $  3,320
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         284              3,320
                                                                        --------           --------

      TOTAL ASSETS                                                      $    284           $  3,320
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                    $ 33,000           $ 17,700
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 33,000             17,700
                                                                        --------           --------

      TOTAL LIABILITIES                                                   33,000             17,700

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   May 31, 2009 and 2008, respectively)                                       --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 shares issued and  outstanding
   as of May 31, 2009 and May 31, 2008, respectively.)                       445                445
  Additional paid-in capital                                              49,205             49,205
  Deficit accumulated during development stage                           (82,366)           (64,030)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (32,716)           (14,380)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    284           $  3,320
                                                                        ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                        February 18, 1999
                                                                                           (inception)
                                                 Year Ended           Year Ended            through
                                                   May 31,              May 31,              May 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                    18,336               15,358               82,366
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              18,336               15,358               82,366
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (18,336)          $  (15,358)          $  (82,366)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,451,667            4,419,536
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
            From February 18, 1999 (inception) through May 31, 2009
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                   Common        Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage          Total
                                                   -----         ------        -------         -----          -----
Beginning balance 2/18/1999                              --     $     --       $    --        $     --       $     --
Net lncome, May 31, 1999                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
 2000 @ $0.0001 per share                         4,000,000          400            --                            400
Stock issued for cash on January 30,
 2001 @ $0.10 per share                             240,000           24        23,976                         24,000
Net loss, May 31, 2001                                                                          (7,165)        (7,165)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                             4,240,000          424        23,976          (7,165)        17,235
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                         (10,020)       (10,020)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                             4,240,000          424        23,976         (17,185)         7,215
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                          (2,070)        (2,070)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                             4,240,000          424        23,976         (19,255)         5,145
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                          (3,777)        (3,777)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                             4,240,000          424        23,976         (23,032)         1,368
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                          (6,420)        (6,420)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                             4,240,000          424        23,976         (29,452)        (5,052)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
 2005 @ $0.10 per share                              80,000            8         7,992                          8,000
Stock issued for cash on September 8,
 2005 @ $0.10 per share                              50,000            5         4,995                          5,000
Net loss, May 31, 2006                                                                         (10,440)       (10,440)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                             4,370,000          437        36,963         (39,892)        (2,492)
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                          (8,780)        (8,780)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                             4,370,000          437        36,963         (48,672)       (11,272)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                               81,667            8        12,242                         12,250
Net loss, May 31, 2008                                                                         (15,358)       (15,358)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                             4,451,667          445        49,205         (64,030)       (14,380)
                                                 ----------     --------       -------        --------       --------
Net loss year ended, May 31, 2009                                                              (18,336)       (18,336)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2009                             4,451,667     $    445       $49,205        $(82,366)      $(32,716)
                                                 ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      February 18, 1999
                                                                                                         (inception)
                                                                   Year Ended         Year Ended          through
                                                                     May 31,            May 31,            May 31,
                                                                      2009               2008               2009
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(18,336)          $(15,358)          $(82,366)
  Increase (decrease) in accounts payable                                 --                 --                 --
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (18,336)           (15,358)           (82,366)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                      15,300                 --             33,000
  Issuance of common stock                                                --                  8                445
  Additional paid in capital                                              --             12,242             49,205
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         15,300             12,250             82,650
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (3,036)            (3,108)               284

CASH AT THE BEGINNING OF YEAR                                          3,320              6,428                 --
                                                                    --------           --------           --------

CASH AT THE END OF YEAR                                             $    284           $  3,320           $    284
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                     $     --           $     --           $     --
                                                                    ========           ========           ========
  Income taxes paid                                                 $     --           $     --           $     --
                                                                    ========           ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact adoption of this statement could have on its consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $82,366 during the period from February 18, 1999 (inception) to May 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

Robert Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $33,000 on May 31, 2009.

NOTE 5. INCOME TAXES

                                                              As of May 31, 2009
                                                              ------------------
     Deferred tax assets:
       Net operating tax carryforwards                              $ 28,004
       Other                                                               0
                                                                    --------
       Gross deferred tax assets                                      28,004
       Valuation allowance                                            28,004
                                                                    --------

       Net deferred tax assets                                      $      0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                      $      0
     2000 Net Operating Loss                                          (7,165)
     2001 Net Operating Loss                                         (10,020)
     2002 Net Operating Loss                                          (2,070)
     2003 Net Operating Loss                                          (3,777)
     2004 Net Operating Loss                                          (6,420)
     2005 Net Operating Loss                                         (10,440)
     2006 Net Operating Loss                                          (8,780)
     2007 Net Operating Loss                                         (15,358)
     2008 Net Operating Loss                                         (18,336)
                                                                    --------

                                                                    $(82,366)
                                                                    ========

As of May 31, 2009 the Company has net operating loss carryforwards of approximately $82,366. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

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

As of May 31, 2009, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2009:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

On July 10, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Home Savers Holding Corporation ("Home Savers") each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENTS (CONTINUED)

stock (the "Home Savers Acquisition"). Considering that, following the merger, the Home Savers Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Home Savers is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Home Savers securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. Home Savers is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Home Savers. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Home Savers pursuant to the terms of the share exchange agreement. As a result of such acquisition, our operations our now focused on the real estate debt restructuring industry. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations. Paul Peterson, Robert Agostini and Lysander Marrero were appointed as executive officers in connection with the Company's acquisition of Home Savers. Mr. Peterson was also appointed as a director of the Company.

In addition, on July 13, 2009, subsequent to the acquisition of Home Savers, the Company entered into an Agreement and Release with Norman Blair, a significant shareholder of the Golden Key pursuant to which Norman Blair agreed to return 4,000,000 shares of common stock of Golden Key to Golden Key for cancellation and has provided a full release of Golden Key in consideration of a cash payment of $25,000, a promissory note in the amount of $150,000 payable on September 13, 2009 (the "Blair Note") and the transfer of all securities of Deep Rooted, Inc., Golden Key's former wholly owned subsidiary. The Home Savers Shareholders have pledged their shares of Golden Key to Norman Blair as security for payment of the Blair Note.

On July 10, 2009, Robert Blair resigned from Golden Key as Chief Executive Officer, President Chief Financial Officer, Treasurer and Secretary. Additionally on July 10, 2009, Mr. Blair tendered his resignation as a director of the Company effective on August 3, 2009, which is the tenth day following the filing of the 14F Information Statement with the SEC and the mailing of this 14F Information Statement to the Company stockholders. Additionally, effective August 3, 2009, Robert Agostini and Lysander M. Marrero were appointed as directors of the Company.

On September 1, 2009, Paul R. Peterson resigned from Golden Key as Chief Executive Officer and Director of the Company. Additionally, effective September 1, 2009, Lysander M. Marrero was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer , we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On July 10, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Home Savers Holding Corporation ("Home Savers") each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common stock (the "Home Savers Acquisition"). Considering that, following the merger, the Home Savers Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Home Savers is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Home Savers securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. Home Savers is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Home Savers. We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Home Savers pursuant to the terms of the share exchange agreement. As a result of such acquisition, our operations our now focused on the real estate debt restructuring industry. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations. Paul Peterson, Robert Agostini and Lysander Marrero were appointed as executive officers in connection with the Company's acquisition of Home Savers. Mr. Peterson was also appointed as a director of the Company.

The Company relocated its principal executive offices address to 1162 NE 91st Street, Miami, FL 33138.

In addition, on July 13, 2009, subsequent to the acquisition of Home Savers, the Company entered into an Agreement and Release with Norman Blair, a significant shareholder of the Golden Key pursuant to which Norman Blair agreed to return 4,000,000 shares of common stock of Golden Key to Golden Key for cancellation and has provided a full release of Golden Key in consideration of a cash payment of $25,000, a promissory note in the amount of $150,000 payable on September 13, 2009 (the "Blair Note") and the transfer of all securities of Deep Rooted, Inc., Golden Key's former wholly owned subsidiary. The Home Savers Shareholders have pledged their shares of Golden Key to Norman Blair as security for payment of the Blair Note.

On July 10, 2009, Robert Blair resigned from Golden Key as Chief Executive Officer, President Chief Financial Officer, Treasurer and Secretary. Additionally on July 10, 2009, Mr. Blair tendered his resignation as a director of the Company effective on August 3, 2009, which is the tenth day following the filing of the 14F Information Statement with the SEC and the mailing of this 14F Information Statement to the Company stockholders. Additionally, effective August 3, 2009, Robert Agostini and Lysander M. Marrero were appointed as directors of the Company.

On September 1, 2009, Paul R. Peterson resigned from Golden Key as Chief Executive Officer and Director of the Company. Additionally, effective September 1, 2009, Lysander M. Marrero was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

Below are the names and certain information regarding Golden Key's executive officers and directors following the acquisition of Golden Key.

    Name                    Age                   Position
    ----                    ---                   --------

Robert Agostini             52         President and Director
Lysander M. Marrero         36         Chief Executive Officer and Director
Robert Blair (1)            71         Former Director

----------
(1) Mr. Blair resigned as an executive officer effective July 10, 2009 and has agreed to resign as a director following the mailing of the Schedule 14f information statement.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

                 BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

ROBERT AGOSTINI, PRESIDENT AND DIRECTOR

Robert Agostini is the author of this unique proven foreclosure business model where he installed this program as a BETA format in a small company as a consultant in Miami, Florida. Mr. Agostini is a highly qualified executive manager offering more than 18 years of mortgage management and training experience. Specifically, from October 2007 through February 2009 Mr. Agostini served as an independent contractor for FRS, Inc. where Mr. Agostini beta tested this business model. From 2004 to 2007, Mr. Agostini served as the President of WorldCap, Inc. dba iTrain Corp. located in Hollywood, Florida. Mr. Agostini has also authored over ten books on the mortgage industry.

LYSANDER M. MARRERO, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Lysander Marrero graduated from Florida International University on December 18, 1995 with a Bachelor in Business Administration and is licensed as a Public Adjuster in the state of Florida. Mr. Marrero has a vast experience in real estate acquisitions, assets management and maintenance, insurance restoration and construction. Since 1999, Mr. Marrero has served as the President of B.C. Restoration, which specializes in insurance restoration, emergency repair and professional mitigation for public attorneys and property owners in Florida, Texas and the Virgin Islands expanding to Georgia and Puerto Rico and offering services to insurance carriers. Mr. Marrero is also the founder of B.C. Restoration. In addition Mr. Marrero was founder and owner of Builders Choice of South Florida later converted to BC Restoration. BCSF specialized in residential and commercial property renovations, condo conversions, turnkey construction and obtained contracts to renovate multifamily complexes. BCSF built and renovated over 3000 units in the State of Florida.

ROBERT BLAIR, FORMER DIRECTOR

From 1998 to current date, Mr. Robert Blair has been retired. From 1972 to 1998, Mr. Blair served as direct representative for 26 years with Hostess Foods Ltd., a division of Kraft Foods Ltd, where he built the sales and shipping divisions of Hostess Foods in the provinces of Newfoundland and British Columbia, Canada.

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

ITEM 11. EXECUTIVE COMPENSATION

As of May 31, 2009, our officer and director is not being compensated for his services during the development stage of our business operations.

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

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Total
------------    ----   ------     -----      ------      ------     ------       --------      ------     -----
Robert Blair    2009     0         0           0            0          0            0             0         0
CEO,            2008     0         0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                        Option Awards                                             Stock Awards
            -----------------------------------------------------------------  --------------------------------------------
                                                                                                                   Equity
                                                                                                                  Incentive
                                                                                                       Equity       Plan
                                                                                                      Incentive    Awards:
                                                                                                        Plan      Market or
                                                                                                       Awards:     Payout
                                            Equity                                                    Number of   Value of
                                           Incentive                            Number                Unearned    Unearned
                                          Plan Awards;                            of        Market     Shares,     Shares,
             Number of      Number of      Number of                            Shares     Value of   Units or    Units or
            Securities     Securities     Securities                           or Units   Shares or    Other        Other
            Underlying     Underlying     Underlying                           of Stock    Units of    Rights      Rights
            Unexercised    Unexercised    Unexercised   Option      Option       That     Stock That    That        That
            Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not    Have Not   Have Not    Have Not
Name        Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)    Vested     Vested      Vested
----        -----------   -------------   -----------    -----       ----      ---------    ------     ------      ------
Robert Blair     0              0              0           0           0           0           0          0           0

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Robert Blair         0         0           0            0                0               0            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 10, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Golden Key's executive officers and directors; and (iii) Golden Key's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.


                                           Common Stock
                                           Beneficially         Percentage of
Name of Beneficial Owner (1)                  Owned            Common Stock (2)
----------------------------                  -----            ----------------

Paul R. Peterson                            3,574,197               23.7%
Robert Agostini *                           3,574,197               23.7%
Lysander M. Marrero *                       3,574,197               23.7%
Robert Blair ***                                    0                 **
Thomas Rubin                                3,574,197               23.7%

All officers and directors
 as a group (4 persons)                    10,722,591               71.2%

----------
*    Executive officer and/or director of Golden Key.
**   Less than 1%
*** Mr. Blair resigned as an executive officer effective July 10, 2009 and as a director of the Company.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Golden Key International, Inc., 555 NW Park Avenue, Penthouse 804, Portland, Oregon 97209.
(2) Applicable percentage ownership is based on 15,055,566 shares of common stock outstanding as of July 10, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of July 10, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 10, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

On February 19, 1999, the Company issued 4,000,000 shares of its $0.0001 par value common stock to Mr. Norm Blair, the officer and director of the companyat that time in exchange for cash in the amount of $400.

Mr. Robert Blair, our sole officer and director, is the only "promoter" of Golden Key International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Norm Blair, a former director, has loaned the company $33,000 for which there are no specific terms of repayment and the loan collects no interest.

On July 10, 2009, we entered into and closed a Share Exchange Agreement with the shareholders of Home Savers each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common stock (the "Home Savers Acquisition"). Messrs. Agostini and Marrero, executive officers of our company, each received shares in connection with this transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $9,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2009.

For the year ended May 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit No.                              Description
-----------                              -----------

   3.1         Articles of Incorporation (1)

   3.2         Bylaws(1)

   4.1 Form of Convertible Promissory Note issued by Home Savers Holding Corporation in June 2009 (2)

   4.2 Form of Common Stock Purchase Warrant issued by Home Savers Holding Corporation in June 2009 (2)

   4.3 Addendum No. 1 to the Convertible Promissory Note and Warrant issued by Home Savers Holding Corporation in June 2009 (2)

   10.1 Share Exchange Agreement dated as of July 10, 2009 by and among Golden Key International, Inc., Home Savers Holding Corporation and the shareholders of Home Savers Holding Corporation (2)

   10.2 Agreement and Release between Golden Key International, Inc. and Norman Blair (2)

   10.3        Secured Promissory Note issued to Norman Blair (2)

   10.4 Employment Agreement between Home Savers Holding Corporation and Paul R. Peterson (2)

   10.5 Employment Agreement between Home Savers Holding Corporation and Lysander Marrero (2)

   10.6 Employment Agreement between Home Savers Holding Corporation and Robert Agostini (2)

   10.7 Employment Agreement between Home Savers Holding Corporation and Thomas S. Rubin (2)

   10.8        Promissory Note issued to Thomas S. Rubin (2)

   10.9        Promissory Notes issued to Lysander M. Marrero dated March 22,
               2009 (2)

   10.10       Addendum to the Promissory Note issued to Lysander Marrero (2)

   10.11       Promissory Notes issued to Lysander M. Marrero dated July 16,
               2009 (2)

   21.1        List of Subsidiaries (2)

   31.1 Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to our Form SB-2 filing under Commission File Number 333-142037.
(2) Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on July 16, 2009

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2009            Golden Key International, Inc.


                              By: /s/ Lysander M. Marrero
                                  ----------------------------------------------
                                  Lysander M. Marrero, Director,
                                  Chief Executive Officer
                                  (Principal Executive, Financial
                                  and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Key International, Inc. and in the capacities and on the dates indicated.


September 11, 2009            By: /s/ Lysander M. Marrero
                                  ----------------------------------------------
                                  Lysander M. Marrero, Director,
                                  Chief Executive Officer
                                  (Principal Executive, Financial
                                  and Accounting Officer)


September 11, 2009            By: /s/ Robert Agostini
                                  ----------------------------------------------
                                  Robert Agostini, President and Director