Form 10-Q
period 2009-08-31
GOLDEN KEY INTERNATIONAL INC
filed 2009-10-20
CIK 1080627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                        Commission File Number 333-142037


                          Golden Key International Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 119 11th Street
                      Fort Macleod, Alberta, Canada T0L 0Z0
          (Address of principal executive offices, including zip code)

                 Telephone (403)553-2840 Facsimile (215)565-8110
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,451,667 shares of common stock issued and outstanding as of October 19, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2009, prepared by the company, immediately follow.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                        August 31,          May 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $    284
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --                284
                                                                        --------           --------

      TOTAL ASSETS                                                      $     --           $    284
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         4,825                 --
  Loan from director                                                    $ 33,000           $ 33,000
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 37,825             33,000
                                                                        --------           --------

      TOTAL LIABILITIES                                                   37,825             33,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, ($0.0001 par value, 20,000,000 shares
   authorized: -0- shares issued and outstanding as of
   August 31, 2009 and May 31, 2009 , respectively)                           --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 4,451,667 shares issued and  outstanding
   August 31, 2009 and May 31, 2009 , respectively)                          445                445
  Additional paid-in capital                                              49,205             49,205
  Deficit accumulated during development stage                           (87,475)           (82,366)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (37,825)           (32,716)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     --           $    284
                                                                        ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                        February 18, 1999
                                                Three months         Three months          (inception)
                                                   Ended                Ended               through
                                                 August 31,           August 31,           August 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     5,109                9,229               87,475
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               5,109                9,229               87,475
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,109)          $   (9,229)          $  (87,475)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,451,667            4,451,667
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
     From February 18, 1999 (inception) through August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                   Common        Stock         Paid-in      Development
                                                   Stock         Amount        Capital         Stage          Total
                                                   -----         ------        -------         -----          -----
Beginning balance 2/18/1999                              --     $     --       $    --        $     --       $     --
Net lncome, May 31, 1999                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 1999                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Net lncome, May 31, 2000                                                                            --             --
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2000                                    --           --            --              --             --
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on November 30,
 2000 @ $0.0001 per share                         4,000,000          400            --                            400
Stock issued for cash on January 30,
 2001 @ $0.10 per share                             240,000           24        23,976                         24,000
Net loss, May 31, 2001                                                                          (7,165)        (7,165)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2001                             4,240,000          424        23,976          (7,165)        17,235
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2002                                                                         (10,020)       (10,020)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2002                             4,240,000          424        23,976         (17,185)         7,215
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2003                                                                          (2,070)        (2,070)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2003                             4,240,000          424        23,976         (19,255)         5,145
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2004                                                                          (3,777)        (3,777)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2004                             4,240,000          424        23,976         (23,032)         1,368
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2005                                                                          (6,420)        (6,420)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2005                             4,240,000          424        23,976         (29,452)        (5,052)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on July 22,
 2005 @ $0.10 per share                              80,000            8         7,992                          8,000
Stock issued for cash on September 8,
 2005 @ $0.10 per share                              50,000            5         4,995                          5,000
Net loss, May 31, 2006                                                                         (10,440)       (10,440)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2006                             4,370,000          437        36,963         (39,892)        (2,492)
                                                 ----------     --------       -------        --------       --------
Net loss, May 31, 2007                                                                          (8,780)        (8,780)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2007                             4,370,000          437        36,963         (48,672)       (11,272)
                                                 ----------     --------       -------        --------       --------
Stock issued for cash on October 23,
2007 @ $0.15 per share                               81,667            8        12,242                         12,250
Net loss, May 31, 2008                                                                         (15,358)       (15,358)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2008                             4,451,667          445        49,205         (64,030)       (14,380)
                                                 ----------     --------       -------        --------       --------
Net loss year ended, May 31, 2009                                                              (18,336)       (18,336)
                                                 ----------     --------       -------        --------       --------
BALANCE, MAY 31, 2009                             4,451,667          445        49,205         (82,366)       (32,716)
                                                 ----------     --------       -------        --------       --------
Net loss period ended, August 31, 2009                                                          (5,109)        (5,109)
                                                 ----------     --------       -------        --------       --------
BALANCE, AUGUST 31, 2009                          4,451,667     $    445       $49,205        $(87,475)      $(37,825)
                                                 ==========     ========       =======        ========       ========

               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     February 18, 1999
                                                                 Three months       Three months        (inception)
                                                                    Ended              Ended             through
                                                                  August 31,         August 31,         August 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (5,109)          $ (9,229)          $(87,475)
  Increase (decrease) in accounts payable                             4,825                 --              4,825
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (284)            (9,229)           (82,650)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                         --              6,200             33,000
  Issuance of common stock                                               --                 --                445
  Additional paid in capital                                             --                 --             49,205
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --              6,200             82,650
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (284)            (3,029)                --

CASH AT THE BEGINNING OF PERIOD                                         284              3,320                 --
                                                                   --------           --------           --------

CASH AT THE END OF PERIOD                                          $     --           $    291           $     --
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $     --           $     --           $     --
                                                                   ========           ========           ========

  Income taxes paid                                                $     --           $     --           $     --
                                                                   ========           ========           ========


               See Notes to the Consolidated Financial Statements

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our consolidated financial position, results of operations or cash flows.

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $87,475 during the period from February 18, 1999 (inception) to August 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

Robert Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $33,000 on August 31, 2009.

NOTE 5. INCOME TAXES

                                                           As of August 31, 2009
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 29,742
       Other                                                            0
                                                                 --------
       Gross deferred tax assets                                   29,742
       Valuation allowance                                         29,742
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                   $      0
     2000 Net Operating Loss                                       (7,165)
     2001 Net Operating Loss                                      (10,020)
     2002 Net Operating Loss                                       (2,070)
     2003 Net Operating Loss                                       (3,777)
     2004 Net Operating Loss                                       (6,420)
     2005 Net Operating Loss                                      (10,440)
     2006 Net Operating Loss                                       (8,780)
     2007 Net Operating Loss                                      (15,358)
     2008 Net Operating Loss                                      (18,336)
     2009 Net Operating Loss                                       (5,109)
                                                                 --------

                                                                 $(87,475)
                                                                 ========

As of August 31, 2009 the Company has net operating loss carryforwards of approximately $87,475. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

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

As of August 31, 2009, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2009:

     * Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized:
          4,451,667 shares issued and outstanding.

                         GOLDEN KEY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        As of August 31, 2009 (unaudited)
--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENTS

On July 10, 2009, we entered into a Share Exchange Agreement with the shareholders of Home Savers Holding Corporation ("Home Savers") each of which are accredited investors ("Home Savers Shareholders") pursuant to which we agreed to acquire 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares (the "Acquisition Shares") of our common stock (the "Home Savers Acquisition"). Paul Peterson, Robert Agostini and Lysander Marrero were appointed as executive officers and directors in connection with the Company's proposed acquisition of Home Savers.

As the Acquisition Shares and the shares of Home Savers were not delivered to each of the respective parties, the Home Savers Acquisition was never considered closed due to the absence of consideration. As a result, the Home Savers Acquisition did not close. On October the Company signed the Cancellation Agreement with Home Savers Holding Corporation. On September 1, 2009, Paul R. Peterson resigned from the Company as Chief Executive Officer and Director of the Company. Additionally, effective October 2, 2009, Lysander M. Marrero and Robert Agostini resigned as executive officers and directors of the Company and Robert Blair was appointed as the sole executive officer and director of the Company. On October 2, 2009, the Acquisition Shares, which were never delivered to the Home Savers Shareholders, were cancelled. On October 2, 2009, the 4,000,000 shares were reissued to Norm Blair representing his initial ownership in the Company. The Company will continue to focus its operations on the development of a cross-platform community portal provider.

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

Our principal executive office address is 119 11th Street, Fort Macleod, Alberta, Canada T0L 0Z0. The principal executive office and telephone number are provided by the officer of the corporation. Our fiscal year end is May 31st.

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of August 31, 2009. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of August 31, 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $87,475 in expenses through August 31, 2009.

The following table provides selected financial data about our company for the period ended August 31, 2009.

                    Balance Sheet Data:            8/31/09
                    -------------------            -------

                    Cash                          $      0
                    Total assets                  $      0
                    Total liabilities             $ 37,825
                    Shareholders' equity          $(37,825)

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

We incurred operating expenses of $5,109 and $9,229 for the three months ended Augut 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $0, total assets were $0 and outstanding liabilities were $37,825. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the fourth quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for website development costs.

BUSINESS OPERATIONS OVERVIEW

On July 10, 2009, we entered into a Share Exchange Agreement with the shareholders of Home Savers each of which are accredited investors ("Home Savers Shareholders") pursuant to which we acquired 100% of the outstanding securities of Home Savers in exchange for 14,296,788 shares of our common stock (the "Home Savers Acquisition"). Considering that, following the merger, the Home Savers Shareholders would control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Home Savers is considered the accounting acquirer in the reverse-merger transaction. Home Savers was to be the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Home Savers.

In addition, on July 13, 2009, the Company entered into an Agreement and Release with Norman Blair pursuant to which Norman Blair agreed to return 4,000,000 shares of common stock of the Company for cancellation and has provided a full release of the Company in consideration of a cash payment of $25,000, a promissory note in the amount of $150,000 payable on September 13, 2009 (the "Blair Note") and the transfer of all securities of Deep Rooted, Inc., the Company's former wholly owned subsidiary. Messrs Agostini, Peterson, Marrero and Rubin (the "Shareholders") pledged their shares of the Company to Norman Blair as security for payment of the Blair Note.

Further on October 2, a cancellation agreement was signed whereas the acquisition shares and the shares of Home Savers were not delivered to each of the respective parties and the Home Savers Acquisition was cancelled due to the absence of consideration. The Company failed to pay the Blair Note at maturity and, as a result, Norman Blair was reissued 4,000,000 shares of common stock to replace his shares cancelled on July 13, 2009. As a result of the above, the Company will again focus its operations on the development of a cross-platform community portal provider. Further, all securities of Home Savers Holding Corp. were returned to the Shareholders and the Company will no longer continue the operation of such business.

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

In order to meet all of our business plan goals, we need to receive funding or generate revenue. We will face considerable risk in each of our business plan steps, such as longer than anticipated lead time necessary for us to complete our website and marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. Neither our director nor our shareholders have any formal commitments, arrangements or legal obligations to advance or loan funds to Golden Key International. To date, there has been $33,000 in loans from the director, with no specific terms of repayment

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of Augsut 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Golden Key International's internal controls over financial reporting during the quarter ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Effective October 2, 2009, Robert Agostini and Lysand Marrero resigned from Golden Key International, Inc. (the "Company") as executive officers and directors of the Company. Prior to their resignation, Mr. Robert Blair was appointed as the Chief Executive Officer, Present, Secretary, and Treasurer and as a director of the Company effective October 2, 2009.

There are no understandings or arrangements between Mr. Blair and any other person pursuant to which he was appointed as an executive officer. Mr. Blair presently does not serve on any Company committee. Mr. Blair does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Mr. Blair has never entered into a transaction, nor are there any proposed transactions, between Mr. Blair and the Company.

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

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     10             Cancellation Agreement
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-142037.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Fort Macleod, Alberta, by the undersigned, thereunto duly authorized.

October 19, 2009                     Golden Key International, Inc, Registrant


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