Form 10-Q
period 2009-11-30
GOLDEN KEY INTERNATIONAL INC
filed 2010-01-19
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 333-142037

GOLDEN KEY INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0944402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dalian Vastitude Media Group 8th Floor, Golden Name Commercial Tower 68 Renmin Road, Zhongshan District, Dalian, P.R. China	116001
(Address of Principal Executive Offices)	(Zip Code)

86-0411-82728168
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of January 15, 2010, the registrant had a total of 27,500,701 shares of common stock outstanding.

Explanatory Note

This Form 10-Q is filed for Golden Key International, Inc. (“Golden Key”), the predecessor of China New Media Corp.(the “Merged Company”), only for rule compliance purposes in keeping with Golden Key’s old fiscal year. It does not contain any material information relating to the Merged Company and has no meaningful bearing on the financial status of the Merged Company. The Merged Company will file its first Form 10-Q for the quarter ended December 31, 2009 shortly. That filing will contain operational results of the Merged Company.

On December 8, 2009, Golden Key International, Inc. acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation, through China New Media Corp., a Delaware corporation and wholly owned subsidiary of Golden Key.  Following the merger and related transactions (the “Transactions”), the Merged Company discontinued its former business and is now engaged in the outdoor advertising business as China New Media Corp.  The Transactions are described in greater detail in the subsequent event footnote of this Form 10-Q and in the Current Report on Form 8-K filed on December 9, 2009.

i

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of	As of
	November 30, 2009	May 31, 2009
	(Unaudited)
Current Assets
Cash	$-	$284

Total Current Assets	-	284

TOTAL ASSETS	$-	$284

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	-	-
Loan from director	$40,923	$33,000

Total Current Liabilities	40,923	33,000

TOTAL LIABILITIES	40,923	33,000

Stockholders' Equity (Deficit)

Preferred Stock, ($0.0001 par value, 20,000,000 shares
authorized: -0- shares issued and outstanding as of
November 30, 2009 and May 31, 2009 , respectively).	-	-
Common stock, ($0.0001 par value, 80,000,000 shares
authorized; 4,451,667 shares issued and outstanding
November 30, 2009 and May 31, 2009 , respectively).	445	445
Additional paid-in capital	49,205	49,205
Deficit accumulated during development stage	(90,573)	(82,366)

Total Stockholders' Equity (Deficit)	(40,923)	(32,716)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	$-	$284

See Notes to the Consolidated Finanical Statements

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

					February 18, 1999
	Three months	Three months	Six months	Six months	(inception)
	Ended	Ended	Ended	Ended	through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

General & Administrative Expenses	3,098	3,021	8,206	12,250	90,573

Total General & Administrative Expenses	3,098	3,021	8,206	12,250	90,573

Net Income (Loss)	$(3,098)	$(3,021)	$(8,206)	$(12,250)	$(90,573)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,451,667	4,451,667	4,451,667	4,451,667

See Notes to the Consolidated Finanical Statements

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equit~~y~~
From February 18, 1999 (inception) through November 30, 2009 (unaudited)

		Common	Additional	Deficit Accumulated During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Beginning balance 2/18/1999		$-	$-	$-	$-

Net income, May 31, 1999				-	-

Balance, May 31, 1999	-	-	-	-	-

Net income, May 31, 2000				-	-

Balance, May 31, 2000	-	-	-	-	-

Stock issued for cash on November 30, 2000 @ $0.0001 per share	4,000,000	400	-		400

Stock issued for cash on January 30, 2001 @ $0.10 per share	240,000	24	23,976		24,000

Net loss, May 31, 2001				(7,165)	(7,165)

Balance, May 31, 2001	4,240,000	424	23,976	(7,165)	17,235

Net loss, May 31, 2002				(10,020)	(10,020)

Balance, May 31, 2002	4,240,000	424	23,976	(17,185)	7,215

Net loss, May 31, 2003				(2,070)	(2,070)

Balance, May 31, 2003	4,240,000	424	23,976	(19,255)	5,145

Net loss, May 31, 2004				(3,777)	(3,777)

Balance, May 31, 2004	4,240,000	424	23,976	(23,032)	1,368

Net loss, May 31, 2005				(6,420)	(6,420)

Balance, May 31, 2005	4,240,000	424	23,976	(29,452)	(5,052)

Stock issued for cash on July 22, 2005 @ $0.10 per share	80,000	8	7,992		8,000

Stock issued for cash on September 8, 2005 @ $0.10 per share	50,000	5	4,995		5,000

Net loss, May 31, 2006				(10,440)	(10,440)

Balance, May 31, 2006	4,370,000	437	36,963	(39,892)	(2,492)

Net loss, May 31, 2007				(8,780)	(8,780)

Balance, May 31, 2007	4,370,000	437	36,963	(48,672)	(11,272)

Stock issued for cash on October 23, 2007 @ $0.15 per share	81,667	8	12,242		12,250

Net loss, May 31, 2008				(15,358)	(15,358)

Balance, May 31, 2008	4,451,667	445	49,205	(64,030)	(14,380)

Net loss year ended, May 31, 2009				(18,336)	(18,336)

Balance, May 31, 2009	4,451,667	$445	$49,205	$(82,366)	$(32,716)

Net loss period ended, August 31, 2009				(5,109)	(5,109)

Balance, August 31, 2009	4,451,667	$445	$49,205	$(87,475)	$(37,825)

Net loss period ended, November 30, 2009				(3,098)	(3,098)

Balance, November 30, 2009	4,451,667	$445	$49,205	$(90,573)	$(40,923)

See Notes to the Consolidated Finanical Statements

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

			February 18, 1999
	Six months	Six months	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(8,206)	$(12,250)	$(90,573)
Increase (decrease) in accounts payable	-	-	-

Net cash provided by (used in) operating activities	(8,206)	(12,250)	(90,573)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loan from director	7,922	14,200	40,923
Issuance of common stock	-	-	445
Additional paid in capital	-	-	49,205

Net cash provided by (used in) financing activities	7,922	14,200	90,573

Net increase (decrease) in cash	(284)	1,950

Cash at the beginning of period	284	3,320	-

Cash at the end of period	$-	$5,270	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to the Consolidated Finanical Statements

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of November 30, 2009 (unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Golden Key International, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 18, 1999.  The Company has minimal operations and is considered a development stage company.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a May 31, year-end.

Basis of Consolidation

The consolidated financial statements include the accounts of Golden Key International, Inc., the parent Company, and it’s wholly owned subsidiary Deep Rooted, Inc., a Delaware corporation. All subsidiaries are wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

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
As of November 30, 2009 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates and Adjustments

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In accordance with all adjustments are normal and recurring.

Basic Earnings per Share

Earnings per share are calculated in accordance with ASC 260, "Earnings per share". ASC 260 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of ASC 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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
As of November 30, 2009 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept inASC 860, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issuedASC 860, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of November 30, 2009 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of ASC 855, if any, on our consolidated financial position, results of operations or cash flows.

NOTE 3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $90,573 during the period from February 18, 1999 (inception) to November 30, 2009.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of November 30, 2009 (unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

Robert Blair, the sole officer and director of the Company may, in the future become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Mr. Blair has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free and there is no maturity date. The balance due to Mr. Blair was $40,923 on November 30, 2009.

NOTE 5.  INCOME TAXES

As of November 30, 2009

Deferred tax assets:
Net operating tax carryforwards	$30,795
Other	-0-
Gross deferred tax assets	30,795
Valuation allowance	30,795

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of November 30, 2009 the Company has net operating loss carryforwards of approximately $90,573. Net operating loss carryforward expires twenty years from the date the loss was incurred.

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of November 30, 2009 (unaudited)

NOTE 6.  STOCK TRANSACTIONS

In accordance with ASC 718, stock issuances shall be accounted for based on the fair value of the consideration given up or received; whichever is more readily determinable. Transactions with employees’ stock issuance are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more reliable.

On November 30, 2000, the Company issued 4,000,000 shares of common stock at $.0001 per share for cash valued at $400.

On January 30, 2001, the Company issued 240,000 shares of common stock at $.10 per share for cash valued at $24,000.

On July 22, 2005, the Company issued 80,000 shares of common stock at $.10 per share for cash valued at $8,000.

On September 8, 2005, the Company issued 50,000 shares of common stock at $.10 per share for cash valued at $5,000.

On October 23, 2007 the Company issued 81,667 shares of common stock at $.15 per share for cash valued at $12,250.

As of November 30, 2009, the Company had 4,451,667 shares of common stock issued and outstanding.

NOTE 7.  STOCKHOLDERS EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of November 30, 2009:

•	Preferred Stock, $0.0001 per share: 20,000,000 shares authorized: -0- shares issued and outstanding.

•	Common stock, $0.0001 par value: 80,000,000 shares authorized: 4,451,667 shares issued and outstanding.

GOLDEN KEY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of November 30, 2009 (unaudited)

NOTE 8.  SUBSEQUENT EVENTS

On December 8, 2009, Golden Key International, Inc. (the “Company”) acquired all of the outstanding capital stock of Hongkong  Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich's operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with dominant operation in Dalian, the commercial center of Northeastern China. In connection with the acquisition, persons affiliated with V-Media now own securities that in the aggregate represent approximately 96% of the equity in the Company. In connection with the merger, Guojun Wang, Chairman of V-Media, was elected to serve on our Board of Directors as Chairman and as Chief Executive Officer of the Company. As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp..” Effective December 28, 2009, the Company’s trading symbol on the OTC Bulletin Board is CMDI.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

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

We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with none of those shares issued and outstanding as of November 30, 2009. We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 4,451,667 common shares issued and outstanding as of November 30, 2009.

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

RESULTS OF OPERATIONS

    We have generated no revenues since inception and have incurred $90,573 in expenses through November 30, 2009.

    The following table provides selected financial data about our company for the period ended November 30, 2009.

Balance Sheet Data:	11/30/09
Cash	$0
Total assets	$0
Total liabilities	$40,923
Shareholders' deficit	$(40,923)

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

    We incurred operating expenses of $3,098 and $3,021 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash in the bank at November 30, 2009 was $0, total assets were $0 and outstanding liabilities were $40,923. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees and website costs. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the fourth quarter 2009 or until we are able to receive additional funding or generate revenues.  These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for website development costs.

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

GOING CONCERN

    As of November 30, 2009, we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    This item is not required for a smaller reporting company.

Item 4T.  Controls and Procedures.

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

    In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2009.

    Based on that evaluation, management concluded, as of the end of the period covered by this report, that Golden Key International's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Item 5.  Other Information.

Subsequent Events

    On December 8, 2009, Golden Key International, Inc. acquired all of the outstanding capital stock of Hongkong  Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich's operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with dominant operation in Dalian, the commercial center of Northeastern China. In connection with the acquisition, persons affiliated with V-Media now own securities that in the aggregate represent approximately 96% of the equity in the Company. In connection with the merger, Guojun Wang, Chairman of V-Media, was elected to serve on our Board of Directors as Chairman and as Chief Executive Officer of the Company. As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp.” Effective December 28, 2009, the Company’s trading symbol on the OTC Bulletin Board is CMDI.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
___________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 15, 2010

GOLDEN KEY INTERNATIONAL, INC.

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer (principal executive officer and duly authorized officer)

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
___________

* Filed herewith