Form 10-Q
period 2009-12-31
CHINA NEW MEDIA CORP
filed 2010-02-17
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 333-142037

CHINA NEW MEDIA CORP.
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

GOLDEN KEY INTERNATIONAL, INC
119 11th Street
Fort Macleod, Alberta, Canada  T0L 0Z0
May 31, 2009
(Former name, former address and former fiscal year, if changed since last report)

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

As of February 16, 2010 the registrant had a total of 27,500,701 shares of common stock outstanding.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current assets
Cash & cash equivalents	$3,080,607	$147,366
Restricted cash	65,915	-
Accounts receivable, net of allowance for bad debt of
$62,217and $62,183, respectively	2,887,875	3,026,031
Advance to suppliers	2,835,937	1,732,640
Other assets	147,314	55,958
Total current assets	9,017,648	4,961,995

Property, plant and equipment, net	11,455,643	7,847,350

Other assets
Security deposits	665,183	672,145
Intangible asset, net	28,972	33,843
Deferred charges	1,008,523	1,237,465
Advance payment for investment	647,577	-
Total other assets	2,350,255	1,943,453

Total Assets	$22,823,546	$14,752,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$3,193,194	$2,898,682
Bank acceptance notes payable	65,915	-
Long term loan-current	585,907	585,592
Accounts payable	738,150	825,325
Deferred revenues	4,889,297	3,265,245
Taxes payable	1,707,938	819,150
Accrued expenses and other payables	70,032	73,497
Due to stockholders	314,858	468,824
Total current liabilities	11,565,291	8,936,315

Long term loans	878,861	1,171,185

Total Liabilities	12,444,152	10,107,500

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding as of December 31, 2009
and June 30, 2009, respectively	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,500,701 and 26,398,634 shares issued and outstanding at
December 31, 2009 and June 30, 2009, respectively	2,750	2,640
Subscription receivable	(500,000)	(500,000)
Additional paid-in-capital	6,621,076	3,121,187
Accumulated other comprehensive income	36,066	33,115
Retained earnings	3,677,898	1,636,850
Total stockholders' equity	9,837,890	4,293,891
Noncontrolling interest	541,504	351,407
Total stockholders' equity	10,379,394	4,645,298

Total Liabilities and Stockholders' Equity	$22,823,546	$14,752,798

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008

Revenues	$7,133,365	$4,207,510	$3,966,032	$2,102,922

Cost of revenue	(2,891,813)	(1,726,364)	(1,698,846)	(862,840)

Gross profit	4,241,552	2,481,146	2,267,187	1,240,082

Selling, general and administrative expenses	(1,279,416)	(681,713)	(698,147)	(340,722)

Income from operations	2,962,136	1,799,433	1,569,039	899,360

Non-operating income (expenses):
Interest income	8,290	563	512	281
Interest expense	(81,444)	(130,420)	(12,085)	(65,184)
Other income	94,166	-	94,166	-
Other expenses	(379)	(4,222)	11,895	(2,109)

Total non-operating income (expenses)	20,633	(134,079)	94,487	(67,012)

Income before income taxes	2,982,769	1,665,354	1,663,527	832,348

Provision for income taxes	751,872	17,221	422,062	8,607

Net income	2,230,897	1,648,133	1,241,465	823,741
Less: net income attribute to the noncontrolling interest	189,849	11,962	107,982	5,979

Net income attributable to China New Media Corp.	2,041,048	1,636,171	1,133,482	817,762

Other comprehensive income
Foreign currency translation gain (loss)	2,951	4,303	(396)	2,151

Comprehensive income	$2,043,999	$1,640,474	$1,133,086	$819,913

Earnings per share
Basic	0.08	0.06	0.04	0.03
Diluted	0.08	0.06	0.04	0.03

Weighted average number of shares	26,524,413	26,398,634	26,650,193	26,398,634
Basic	26,919,593	26,398,634	27,440,552	26,398,634
Diluted

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the six months ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,230,897	$1,648,133
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	400,951	321,860
Changes in operating assets and liabilities
Accounts receivable	139,739	58,310
Restricted cash	(65,894)	65,802
Other assets	(91,299)	33,766
Security deposit	7,322	-
Advance to suppliers	(1,102,223)	(1,020,980)
Deferred charges	229,535	174,206
Accounts payable	(87,591)	(167,631)
Deferred revenues	1,621,793	(952,054)
Taxes payable	888,071	223,661
Accrued expenses and other payables	(3,503)	2,386

Net cash provided by operating activities	4,167,798	387,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for investment	(647,375)	-
Acquisition of property, plant & equipment	(3,999,017)	(1,357,780)

Net cash used in investing activities	(4,646,392)	(1,357,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	3,500,000	875,518
Net proceeds from short-term bank loans	292,862	438,686
Net Proceeds from bank acceptance notes payable	65,894	-
Repayments of bank acceptance notes payable	-	(292,457)
Repayments of shareholder loan	(154,171)	-
Repayments of long-term bank loans	(292,862)	(819)

Net cash provided by financing activities	3,411,723	1,020,928

EFFECT OF EXCHANGE RATE CHANGE ON
CASH & CASH EQUIVALENTS	112	1,858

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,933,241	52,464

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	147,366	142,665

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,080,607	$195,129

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$73,625	$55,696
Interest paid	$319,425	$136,991

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

China New Media Corp., formerly known as Golden Key International Inc., is a corporation organized under the laws of the State of Delaware in 1999.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing out-door advertising company with dominant operation in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media’s activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-heng is the primary beneficiary of V-Media Group. Accordingly, the Company believes that V-Media Group should be consolidated under ASC 810.

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company;

As a result of the above-mentioned transactions, the shareholders of Fortune-Rich and persons affiliated with V-Media now own securities that represent 96% of the equity in the Company.

The acquisition was accounted for as a reverse merge under the purchase method of accounting since there was a change of control. Accordingly, Hong Kong Fortune-Rich Investment Co., Ltd. and its subsidiaries will be treated as the continuing entity for accounting purposes.

As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp..”

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended December 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group. All significant inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were allowances of $62,217 and $62,183 for doubtful accounts for the periods ended December 31, 2009 and June 30, 2009, respectively.

Property, Equipment and Construction in Progress

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

	Estimated Useful Life	Residual value
Advertising equipment	4 - 15 years	5%
Automobile	7 years	5%
Computer, office equipment and furniture	5 years	5%
Boat	7 years	5%

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible asset

Intangible assets are accounted for in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. Under ASC 350, intangible asset included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the six months ended December 31, 2009 and 2008.

Revenue recognition

The Company’s revenue recognition policies are in compliance with the provision of ASC 605 “Revenue Recognition.” The Company recognizes revenues when the advertisements are posted over the contractual term based on the schedules agreed with the customer and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenue.

Cost of revenues

Cost of advertising services consists primarily of media costs payable under exclusive advertising agreements, depreciation of advertising equipment, business taxes and surcharges and other direct operating costs. Media costs are expensed as incurred.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, office supply’s depreciation expense and employee benefits for administrative staffs.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The Company and HK Fortune Rich use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in their functional currency Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Income Taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company adopted Fair Value Measurements which defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement. Cash and cash equivalents, receivables, payables, notes, and loans, all meet the definition of financial instruments. The carrying amounts reported in the balance sheets include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

 Other than as listed below, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings per share.” ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Subsequent Events

The Company has evaluated subsequent events that have occurred through February 16, 2010, the date the consolidated financial statements were available to be issued and has determined there were no material events since the balance sheet date of this report.

Asset Retirement Obligations

ASC 410, “Accounting for Asset Retirement Obligations” requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is required to be capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability should be recognized as an operating expense and the capitalized cost should be depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties. The Company has no retirement obligations accrued on book because the disposed properties will be used to offset the expense incurred during these activities.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s condensed consolidated financial Statements.

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009.  Adoption of ASC 820 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 3 - CONCENTRATION AND RISKS

(a) Major suppliers

A summary of the major suppliers who provided 10% or more of the Group’s combined purchase is as follows:

	For the six months ended December 31,
	2009	2008
Major Suppliers
Supplier A	$1,501,055	$141,696
Supplier B	992,244	619,940
Other suppliers	687,138	323,399
Total Purchase	$3,180,437	$1,085,034

(b) Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash, cash equivalents with financial institutions that management believes are of high-credit ratings and quality.

The Company primarily collects revenues for advertising services up front and has not experienced significant losses from uncollectible accounts. The Company will continue to evaluate its collection experience and will provide for an allowance for doubtful accounts as appropriate.

NOTE 3 - CONCENTRATION AND RISKS (Continued)

(c) Foreign currency risk

A majority of the Company’s sales and expenses transactions and a significant portion of the Company’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

NOTE 4 – RESTRICTED CASH

As of December 31, 2009, the Company had restricted cash of $65,915, while at June 30, 2009, the Company did not draw upon any bank acceptance notes. Thus, there was no restricted cash set aside at June 30, 2009. The Company is required by its lenders to maintain with the lending banks a cash balance of 30% to 100% of the outstanding balance of the bank acceptance notes payable it draws as restricted cash (See Note 9).

NOTE 5- ADVANCE TO SUPPLIERS

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipments and records those advances as advance to suppliers. Advances to suppliers as of December 31, 2009 and June 30, 2009 amounted to $2,835,937 and $1,732,640, respectively.

NOTE 6-PROPERTY AND EQUIPMENT, NET

	As of
	December 31,	June 30,
	2009	2009
Advertising Equipments	$11,316,175	8,175,318
Office equipment and furniture	239,565	230,897
Automobiles	593,711	314,796
Boats	312,293	312,125
Subtotal	12,461,744	9,033,136
Less: Accumulated Depreciation	(3,535,352)	(3,137,478)

Construction in Progress	2,529,251	1,951,692

Total	11,455,643	7,847,350

Depreciation expense for the six months period ended December 31, 2009 and 2008 was $396,064, and $321,127, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible asset consists of computer software program acquired. The Company has the right to use the software for four years and amortizes the assets on a straight line basis over four years. Amortization expense was $4,887 and $733 for the six months period ended December 31, 2009 and 2008, respectively.

NOTE 8 - DEFERRED CHARGES

The Company makes advance payments for the right to construct advertising equipments and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as deferred charges and amortized over the terms of the contracts.

NOTE 9- BANK ACCEPTANCE NOTES PAYABLE

As of December 31, 2009, the Company had drawn upon bank acceptance notes in the amount of $65,915. The notes are guaranteed to be paid by the banks and usually for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at 30% to 100% of the outstanding balance of the notes payable with the banks, in order to ensure future credit availability.

NOTE 10- DEFERRED REVENUES

Deferred revenues represent cash received in advance from customers according to the contracts for the advertising service fees, advertisement production and sponsorship fees. These advances are usually refundable to the customers if the Company is unable to deliver the advertising services. Deferred revenues are recognized as income when services are provided based on the terms of the contracts. Deferred revenues as of December 31, 2009 and June 30, 2009 totaled $4,889,297 and $3,265,245, respectively.

 NOTE 11 - TAXES

1) Corporate Income Tax

The Company is a Delaware corporation and conducts all of its business through Fortune Rich’s subsidiary, Dalian Guo-heng and Dalian Guoheng’s variable interest entity, V-Media Group. All business is conducted in China.

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the six months ended December 31, 2009 and 2008:

	For the six months period ended
	December 31,	December 31,
	2009	2008
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%)
Non deductible expenses	-	(24%)
Effective tax rate	25%	1%

2) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its four subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax.

NOTE 11 – TAXES (Continued)

3) Taxes payable at December 31, 2009 and June 30, 2009 consisted of the following:

	As of
	December 31,	June 30,
	2009	2009
Business tax payable	$545,817	$337,574
Corporate income tax payable	1,156,480	478,233
Other	5,641	3,343
Total taxes payable	$1,707,938	$819,150

NOTE 12 - SHORT TERM LOANS

The Short term loans include the following:

	As of
	December 31,	June 30,
	2009	2009
a) Loan payable to Harbin bank	$878,861	$878,389

b) Loan payable to Shanghai Pudong Development Bank	878,861	878,388

c) Loan payable to Dalian Bank Xiguang Branch	1,142,519	1,141,905

d) Loan payable to Gongshang bank	292,954	-

Total short term loans	$3,193,194	$2,898,682

a) Loan payable to Harbin Bank was one year term from March 28, 2008 to March 27, 2009 at the fixed interest rate of 7.47% per year. The loan has been renewed for another year from April 14, 2009 to April 13, 2010 at the fixed interest rate of 5.31% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank was one year term from November 10, 2008 to November 10, 2009 at the fixed interest rate of 7.99% per year. The loan has been renewed for another year from November 12, 2009 to November 12, 2010 at the fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collateral.

c) Loan payable to Dalian Bank Xiguang Branch was one year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The loan has been paid off when due in January 2010.

NOTE 12 - SHORT TERM LOANS (Continued)

d) Loan payable to Gongshang Bank was one year term from July 20, 2009 to July 5, 2010 at the fixed interest rate of 6.93% per year. This loan has been guaranteed by an unrelated company, Dalian
Baifute Xianlan Manufacture Company.

NOTE 13 - LONG TERM LOANS

The long term loans include the following:

	As of
	December 31,	June 30,
	2009	2009
a) Loan payable to China Development Bank	$292,954	$585,592

b) Loan payable to Dalian Bank	1,171,814	1,171,185

Total long term loans	$1,464,768	$1,756,777

Less: current portion	(585,907)	(585,592)

Total long term loans noncurrent portion	$878,861	$1,171,185

a) Loan payable to China Development Bank was four year term from December 28, 2006 to December 27, 2010 at the fixed interest rate of 7.13% per year. Repayments of equal amount of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan has been guaranteed by the majority Stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipments with the value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

b) Loan payable to Dalian Bank was three year term from May 31, 2009 to June 25, 2012 at the fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

Interest expense for the above short-term and long-term loans totaled $81,444and $130,420 for the Six months ended December 31, 2009 and 2008, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Amounts due to Stockholders are as follows:

	As of
	December 31,	June 30,
	2009	2009
Due to shareholders
Ma, Ming	$-	$76,009
Modern Trailer Company	241,691	322,076
Wang, Caiqin	31,685	-
Wang, Guojun	41,482	41,460
Liu, Hongwen	-	29,280
Total Due to shareholders	$314,858	$468,824

All of the above individuals are Stockholders of the Company. Modern Trailer Company is the minority Stockholder of Dalian Vastitude Modern Transit Media Co., Ltd., which is one of Dalian V-Media’s subsidiaries. The Stockholders provide funds for the Company’s operations for advertising material and equipments purchase purpose. These amounts due are generally unsecured, non-interest bearing and due upon demand.

Note 15 - STOCKHOLDERS’ EQUITY

Prior to the Merger, the Company had 10,862,067 shares of common stock issued and outstanding. The Company cancelled 9,760,000 shares of common stock issued to former shareholders of the Company to spin-off the Company’s previous subsidiary, Deep Rooted Inc.  In connection with the Merger consummated on December 8, 2009, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company.

Note 15 - STOCKHOLDERS’ EQUITY (Continued)

On November 23, 2009, prior to and in conjunction with the Merger, Hongkong Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Hongkong Fortune-Rich agreed to issue 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Hongkong Fortune-Rich shall be convertible into 5,497,933 shares of the common stock of the Company upon completion of the reverse merger mentioned above.

As of December 31, 2009, there were 27,500,701 shares of common stock and 1,000,000 shares of Series A convertible preferred stock issued and outstanding.

Note 16 – WARRANTS

On November 23, 2009, prior to and in conjunction with the Merger, Hongkong Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor for $3,500,000. Pursuant to the SPA, the investor was entitled to receive 6,249,000 warrants of Hongkong Fortune-Rich, which are exchangeable into 3,298,760 warrants of the Company upon the completion of the reverse merger. These warrants are exercisable immediately for the same number of common shares of the Company at an exercise price of $0.95 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

The warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.74% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $1,319,340.

The following is a summary of the status of warrants activities as of December 31, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, June 30, 2009	-	$-	-	$-
Granted	3,298,760	-	4	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	3,298,760	$0.95	4	$4,618,264

Note 17 – EARNINGS PER SHARE

On December 8, 2009, the Company entered into a reverse merger transaction with Fortune-Rich (the “Share Exchange” or “Merger”). The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

As of December 31, 2009, the Company had 1,000,000 shares of convertible preferred stock. They are not included in diluted weighted average shares calculation because pursuant to the Merger agreement, because no preferred shares may be converted to any securities.. The Company has outstanding warrants to acquire 3,298,760 shares of common stock. These warrants are included in diluted weighted average shares calculation.

The following table sets forth earnings per share calculations:

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic earnings per share
Net income attributable to China New Media Corp.	$2,041,048	$1,636,170	$1,133,482	$817,762
Weighted average number of common shares outstanding - Basic	26,524,413	26,398,634	26,650,193	26,398,634
Earnings per share - Basic	$0.08	$0.06	$0.04	$0.03

Diluted earnings per share
Net income attributable to China New Media Corp.	$2,041,048	$1,636,170	$1,133,482	$817,762
Weighted average number of common shares outstanding - Basic	26,524,413	26,398,634	26,650,193	26,398,634
Effect of diluted securities - warrant	395,180	-	790,360	-
Weighted average number of common shares outstanding - Diluted	26,919,593	26,398,634	27,440,552	26,398,634
Earnings per share - Diluted	$0.08	$0.06	$0.04	$0.03

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China New Media Corp. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.”  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

    We were originally incorporated as Golden Key International, Inc. under the laws of the State of Delaware on February 18, 1999. We had a wholly-owned subsidiary, Deep Rooted, Inc., a Delaware corporation (“Deep Rooted”), through which, we intended to become a leading cross-platform community portal provider.

    On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong  Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich's operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with dominant operation in Dalian, the commercial center of Northeastern China.

In connection with the acquisition, the following transactions took place:

•
The Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96% of the common stock of the Company.

•	Robert Blair resigned as the Company’s Chief Executive Officer, Secretary and Treasurer on December 8, 2009.

•	Guojun Wang, Chairman of V-Media, was elected to serve on our Board of Directors as Chairman and as Chief Executive Officer of the Company.

•	Ming Ma, President of V-Media, was appointed as President of the Company.

•	Hongwen Liu, Chief Financial Officer of V-Media, was appointed as Chief Financial Officer of the Company.

•
As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, Deep Rooted to certain of its shareholders in exchange for the cancellation of 9,760,000 shares of the Company’s common stock (the “Split Off Transaction”).  Deep Rooted was engaged in the business of internet travel planning.  To date, Deep Rooted’s activities were limited to capital formation, organization, set-up of a website and development of its business plan and target customer market.  Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the outdoor advertising business.

•	As part of the Merger, the Company’s name was changed from “Golden Key International, Inc.” to the Merger Sub’s name “China New Media Corp..”

    As a result of these transactions, persons affiliated with V-Media now own securities that in the aggregate represent approximately 96% of the equity in the Company.

     V-Media is a fast-growing outdoor media company in China, and through the contractual arrangements between Dalian Guoheng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide clients with advertising opportunities through our diverse media platform which includes three major proprietary channels, (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile advertisement displayed on mass city transit systems, which includes displays on city buses and metro-trains; (3) Billboard displays along the city’s streets and highways.

    We have experienced sustainable business growth in the recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. The number of bus and taxi shelters on which we operate and carry our advertisements increased from 579 as of June 30, 2009 to 604 as of December 31, 2009.  For the same period, the number of buses that carry our mobile advertisements increased from 330 to 337; the number of mobile displays through Dalian metro-trains increased from 16 to 28. We also added 3 mega-screen (100 M2 to 620 M2,) (approximately 1,076.4 square feet to 6,674 square feet) LED billboards and 3 metal billboards  in downtown business districts, which increased  our advertising space and time slots in our outdoor billboard network sixfold.We  installed  50 “City Navigator” in fifty sites across Dalian urban area.  The number of our clients has increased from 562 to 1,480 during these 6 months.

            In March 2009, we set up a new joint venture in which we maintain a controlling equity position, Dalian Vastitude Network Technology Co., Ltd., which specializes in providing technical support and development to our multi-media platform and outdoor advertising customers. In April 2007, we established Shenyang Vastitude Media Co., Ltd. In July 2009, we launched our innovative “City Navigator” Networks, one of the most advanced outdoor advertising platforms in China.

Factors Affecting Our Results of Operations

    The increase in our operating results in the last two years is attributable to a number of factors, including the substantial expansion of our outdoor media network in Dalian and Shenyang, the two largest cities in Northeast China, our technical innovation, and our large-scale media system upgrading.  We expect our business to continue to be driven by the following factors:

Increasing domestic spending in outdoor advertising

    The demand for our advertising time slots is directly related to outdoor advertising spending in northeast China. The increase in advertising spending is largely determined by the economic conditions in our region. According to the “Statistical Communiqué of the PRC on 2008 National Economic and Social Development” released by the National Bureau of Statistics of China on Feb. 26, 2009, China’s economy has experienced rapid growth in the last five years, with an annual growth rate that has been in the range of 9% to 13%. The domestic retail sales have been growing even faster than any other sectors, with an average annual growth rate of 15.5% in the last 5 years.  The latest Chinese government economic stimulus plan is aimed at building a domestic consumer-driven economy, which, we believe, is going to generate more demand for outdoor advertising. We expect the outdoor advertising spending in our regional market will maintain its double-digit growth in the years to come.

    Expansion of Our Market Presence by Launching City Navigator ® Networks in Other Major Commercial Cities

    We believe our proprietary multi-media advertising system – City Navigator ® Network is one of the most advanced outdoor advertising platforms available in China. This system combines the latest LED display technology, internet and WI-FI technology, and has proven to be very effective in our competition to get access to top tier cities such as Shanghai and Beijing.

            By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on all aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology, users can enjoy its service from any area covered by its Wi-Fi signals.  We intend to aggressively expand our media platform by launching City Navigator ® Networks in our target cities, such as Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

    Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

    We plan to promote our brand name, 国域无疆TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

    Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

    We intend to capitalize on recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and it is highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 M2 to 620 M2) (approximately 1,076.4 square feet to 6,674 square feet) LED displays at premier locations in our marketplace.

    As we continue to expand our network, we expect to face a number of challenges. We have expanded our network rapidly, and we, as well as our competitors, have occupied many of the most desirable locations in Dalian. In order to continue expanding our network in a manner that is attractive to potential advertising clients, we must continue to identify and occupy desirable locations and to provide effective channels for advertisers. In addition, we must react to continuing technological innovations in the use of wireless and broadband technology in our network, and changes in the regulatory environment, such as the regulations allowing 100% foreign ownership of PRC advertising companies and new regulations governing cross-border investment by PRC persons.

    We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

•	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

•	Our ability to expand our network into new locations and additional cities;

•	Our ability to expand our sales force and engage in increased sales and marketing efforts;

•	Our ability to expand our client base through promotion of our services;

•	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Subsidiaries of V- Media

    The following table sets forth information concerning V- Media’s subsidiaries:

	VMedia_Group’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd	60%	Dalian	Computer exploitation, technical service, domestic advertisement
Dalian Vastitude Engineering&Design Co., Ltd	83%	Dalian	Engineering, design, Construction
Dalian Vastitude &Modern Transit Media Co., Ltd	70%	Dalian	Advertising company

Intellectual Property

    Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 26 patents in the outdoor advertising display field. His innovations on billboards, bus and taxi shelters, newsstands, and other street furniture have been vastly used in our outdoor display networks.

Marketing

    We market our advertising services directly to advertisers and to advertising agencies. As of December 31, 2009, we had 49 dedicated sales and marketing personnel. As we only commenced our current business operations in September 2000, many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries. We will need to further increase the size of our sales and marketing staff if our business continues to grow. We may not be able to hire, retain, integrate or motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

Competition

    We compete with some of the largest advertising companies in China that operate outdoor advertising networks such as JCDecaux China, Clear Media, CBS Outdoor (China) and TOM OMG. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

Employees

    V-Media currently has 124 full-time employees as of December 31, 2009, including 21 in manufacturing, 7 in research and development, 47 in administration and financial department, and 49 in sales, purchasing and marketing.

Properties

    Our principal executive offices are located at 8th Floor, Golden Name Commercial Tower, 68 Renmin Road, Zhongshan District, Dalian, P.R. China, 116001. This office consists of approximately 8,987.94 square inches which we leased from Mr. Guojun Wang and Ms. Ming Ma for $1 a year. The agreement will be renewed every year.

Results of Operations

Operation Results for the Three Months Ended December 31, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended December 31, 2009 and 2008, in dollars and as a percentage of revenues:

REVENUES	3 Months Ended December 31
	2009	2008	Difference	% Change
Dalian District
Street Fixture and Display network	$1,231,219	$1,001,955	$229,263	22.88%
City Transit system Display network	997,755	419,380	578,375	137.91%
Outdoor Billboards	731,821	540,112	191,709	35.49%
City Navigator	294,029	-	294,029	100%
Other service income (a)	509,839	113,505	396,333	349.18%
Subtotal for Dalian District	$3,764,663	$2,074,952	$1,689,711	81.43%

Shenyang District
Street Fixture and Display network	$167,478	$22,672	$144,806	638.70%
Outdoor Billboards	33,891	5,298	28,593	539.69%
Subtotal for Shenyang District	$201,369	$27,970	$173,399	619.95%

Total Revenues	$3,966,032	$2,102,922	$1,863,110	88.60%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Network Technology Company to outside customers.

Revenues

During the three months ended December 31, 2009 we had revenues of $ 3,966,032 as compared to revenues of $2,102,922 during the three months ended December 31, 2008, an increase of $1,863,110, or 88.60%. The increase was a result of our increased and expanded sale to existing and new customers in 2009. We have expanded the scope of the advertising network rapidly by obtaining more desirable locations in Dalian, creating new advertising media platforms and continuing our efforts to expand our client base in Shenyang.

Cost of Revenue

During the 3 months ended December 31, 2009, our cost of revenue was $1,698,846, as compared to cost of revenue of $862,840 during the 3 months ended December 31, 2008, an increase of $836,006, or 96.89%. The increase in cost of revenue was caused by the cost increase in V-Media Engineering & Design Co. and Shenyang District. As we become more experienced in our operation, we have been able to cut more costs and remain competitive in our core business segments and market territory. In addition, since the launch of our City Navigator and large-screen LED, we are able to generate higher profit margin on these new products due to lower maintenance costs.

COST OF REVENUE	3 Months Ended December 31
	2009	2008	Difference	% Change
Dalian District
Street Fixture and Display network	$408,837	$299,046	$109,790	36.71%
City Transit system Display network	548,260	325,742	222,518	68.31%
Outdoor Billboards	197,912	164,335	33,577	20.43%
City Navigator	129,661	-	129,661	100%
Other service cost (b)	302,403	59,551	242,852	407.80%
Subtotal for Dalian District	$1,587,072	$848,675	$738,397	87.01%

Shenyang District
Street Fixture and Display network	$88,302	$9,804	$78,498	800.68%
Outdoor Billboards	23,473	4,362	19,111	438.18%
Subtotal for Shenyang District	$111,774	$14,165	$97,609	689.07%

Total Cost of Revenue	$1,698,846	$862,840	$836,006	96.89%

(b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $698,147 during the three months ended December 31, 2009 as compared to $340,722 for the three months ended December 31, 2008. The increase in selling, general and administrative expenses was mainly attributed to increases in our payroll, depreciation expenses, administrative costs and various fees associated with our efforts to go public in the U.S. capital market.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $1,133,482 for the three months ended December 31, 2009, as compared with $817,762 during the three months ended December 31, 2008, which represents a 38.61% year-over-year  increase. The increase in net income was mainly attributed to our increase in revenue and our efforts to control costs.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment loss, our comprehensive income was   $ 1,133,086 during the three months ended December 31,  2009, as compared with $819,913 during the three months ended December 31, 2008, an increase of 38.20%. The increase is due to significant currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Operation Results of the Six months Ended December 31, 2008 and 2009

Revenues

We generate revenues from the sale of outdoor advertising on our advertising network. The following table sets the revenues generated from each of our advertising categories for the periods indicated.

REVENUES	For the six months ended December 31
	2009	2008	Difference	% Change
Street Fixture and Display network	$2,396,451	$2,267,498	$128,952	5.69%
City Transit system Display network	1,691,581	825,890	865,691	104.82%
Outdoor Billboards	1,524,610	697,259	827,351	118.66%
City Navigator	403,775	-	403,775	100%
Other service income (a)	857,583	365,303	429,279	134.76%
Subtotal for Dalian District	$6,874,000	$4,155,950	$2,718,050	65.40%

Shenyang District
Street Fixture and Display network	$215,713	$41,794	$173,919	416.13%
Outdoor Billboards	43,652	9,766	33,886	346.98%
Subtotal for Shenyang District	$259,365	$51,560	$207,805	403.04%

Total Revenues	$7,133,365	$4,207,510	$2,925,855	69.54%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Network Technology Company to outside customers.

During the six months ended December 31, 2009, we had revenues of $7,133,365, as compared with $4,207,510 during  the six months ended December 31, 2008, an increase of approximately $2,925,855, or 69.54% due to our increased and expanded sale to existing and new customers in 2009. Our advertising network has expanded quickly. We obtained more desirable locations in Dalian for advertisements, created new media platforms and continued our efforts to expand our client base in Shenyang.

Cost of Revenue

COST OF REVENUE	For the six months ended December 31st
	2009	2008	Difference	% Change
Dalian District
Street Fixture and Display network	$826,137	$797,472	$28,664	3.59%
City Transit system Display network	822,881	507,255	315,626	62.22%
Outdoor Billboards	514,919	231,730	283,189	122.21%
City Navigator	181,674	-	181,674	100%
Other service cost (b)	408,064	167,538	240,526	143.56%
Subtotal for Dalian District	$2,753,674	$1,703,996	$1,049,678	61.60%

Shenyang District
Street Fixture and Display network	$110,230	$16,453	$93,777	569.97%
Outdoor Billboards	27,910	5,916	21,994	371.80%
Subtotal for Shenyang District	$138,139	$22,368	$115,771	517.57%

Total Cost of Revenue	$2,891,813	$1,726,364	$1,165,449	67.51%

(b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

During the six months ended December 31, 2009, we had cost of revenue of $2,891,813, as compared with cost of revenue of $1,726,364, an increase of approximately $1,165,449, or 67.51%, reflecting the increase in revenues. The gross profit rose to $4,241,553 for  the six months ended December 31, 2009,  a 71.0% increase compared with the six months ended December 31, 2008.  The major  reasons for the dramatic increase in gross profit from 2008 to 2009 are as following: 1) Increased usage of advertising space as we have been able to secure more popular locations and have raised more brand awareness among our customers; 2) We are  able to realize more profits on some of our new advertising channels, such as large-screen LED billboards, which have lower maintenance costs and higher fees charged.

Selling, General and Administrative Expenses

Our operating expenses were $1,279,416 the six months ended December 31, 2009, compared with $681,713 the six months ended December 31, 2008, an increase of $597,703  or approximately 87.68%.  That increase reflects the increased salary expense, depreciation expense and other administrative expense and various fees associated with our efforts to go public in the U.S. capital market.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $2,041,048 for the six months ended December 31, 2009, compared with $1,636,170 for the six months ended December 31, 2008, which represents an increase of 24.75%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control costs.

Also, as a result of a currency translation adjustment gain, our comprehensive income was $2,043,999 for the six months ended December 31, 2009, compared with $1,640,474 for the six months ended December 31, 2008, which represents an increase of 24.60%. The difference between net income and comprehensive income  is due to currency exchange fluctuation.

Liquidity and Capital Resources

Presently, our principal sources of liquidity are generated from our operations and through bank loans.  For the six months ended December 31, 2009, we generated $2,230,897 of net income and our cash flows from operations have produced a positive cash flow of $4,167,798 as compared to a positive cash flow of 387,457 for the same period ended December 31, 2008.  Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as bank loans, will be sufficient to meet our working capital requirements for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Operating Activities

For the six months ended December 31, 2009 our operations generated cash in the total amount of $4,167,798, as opposed to $387,457 from operating activities for the six months ended December 31, 2008. This increase was mainly composed of the significant increase in our net income and increased advances from customers.

Investing Activities

Cash used in investing activities was $4,646,392 for the six months ended December 31, 2009 as compared to only $1,357,780 for the six months ended December 31, 2008. We have invested heavily in building our infrastructures, including spending on the purchase and installation of our new advertising equipment, City Navigator and Mega-screen LEDs and advance payment for investment in setting up a Beijing advertising company.

Financing Activities

For the six months ended December 31, 2009, we have financed a total amount of $3,411,723 through bank loans and capital contributions, as compared to $1,020,928 provided by financing activities for the six months ended December 31, 2008. The increase in cash provided by financing activities is due to capital contributions.

Off-Balance Sheet Arrangements

Neither Fortune-Rich, Dalian Guo-Heng,  nor V-Media or its subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems and finalizing its financial report on a timely basis.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement the specific remediation initiatives described below:

●
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●
We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

●	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

●	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future.  If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation,.

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management, including our Chief Executive Officer, Guojun Wang, and our Chief Financial Officer, Hongwen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None for the period covered by this report.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended December 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended December 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on December 31, 2009.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
_____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 17, 2010

CHINA NEW MEDIA CORP.

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
_____________

* Filed herewith