Form 10-Q
period 2010-03-31
CHINA NEW MEDIA CORP
filed 2010-05-17
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-142037

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

N/A
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

As of May 17, 2010, there were 27,550,001 shares of Common Stock of the Company, $0.001 par value, outstanding.

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People's Republic of China;

•	“RMB” refers to Renminbi, the legal currency of China; and

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.83069 for June 30, 2009 audited balance sheet, and $1 = RMB6.82588 for its March 31, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8363 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third quarter of fiscal year 2009, and $1= RMB6.8275 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third  quarter of fiscal year 2010; both of which were based on the average currency conversion rate for each respective quarter.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,933,179	$147,366
Restricted cash	131,851	-
Accounts receivable, net of allowance
for doubtful accounts $62,226 and $62,183	3,231,157	3,026,031
Advance to suppliers	3,258,955	1,732,640
Other assets	154,153	55,958
Total current assets	8,709,295	4,961,995

Property, plant and equipment, net	12,600,984	7,847,350

Other assets
Security deposits	957,828	672,145
Intangible asset, net	100,669	33,843
Deferred charges	871,110	1,237,465
Total other assets	1,929,607	1,943,453

Total Assets	$23,239,886	$14,752,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$3,516,030	$2,898,682
Bank acceptance notes payable	65,926	-
Long term loan-current	586,005	585,592
Accounts payable	672,120	825,325
Deferred revenues	2,304,093	3,265,245
Taxes payable	2,170,278	819,150
Accrued expenses and other payables	87,710	73,497
Due to stockholders	315,843	468,824
Total current liabilities	9,718,005	8,936,315

Long term loans	879,008	1,171,185

Total Liabilities	10,597,013	10,107,500

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,550,701 and 26,398,634 shares issued and outstanding	2,755	2,640
Subscription receivable	-	(500,000)
Additional paid-in-capital	6,683,571	3,121,187
Accumulated other comprehensive income	37,537	33,115
Retained earnings	5,004,142	1,636,850
Total stockholders' equity	11,728,105	4,293,891
Noncontrolling interest	914,768	351,407
Total stockholders' equity	12,642,873	4,645,298

Total Liabilities and Stockholders' Equity	$23,239,886	$14,752,798

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009

Revenues	$11,315,601	$6,311,955	$4,117,441	$2,104,445

Cost of revenues	(4,423,059)	(2,589,829)	(1,531,246)	(863,465)

Gross profit	6,892,542	3,722,126	2,586,195	1,240,980

Selling, general and administrative expenses	(1,853,733)	(1,022,681)	(574,317)	(340,968)

Income from operations	5,038,809	2,699,445	2,011,878	900,012

Non-operating income (expenses):
Interest income	10,580	844	2,290	281
Interest expense	(180,844)	(195,651)	(99,400)	(65,231)
Other income	29,374	-	-	-
Other expenses	(4,060)	(6,332)	(3,679)	(2,111)

Total non-operating (expenses)	(144,950)	(201,141)	(100,789)	(67,061)

Income before income taxes	4,893,859	2,498,304	1,911,089	832,951

Provision for income taxes	1,256,564	25,834	504,692	8,613

Net income	3,637,295	2,472,470	1,406,397	824,338
Less: net income attribute to the noncontrolling interest	270,003	17,945	80,154	5,983

Net income attributable to China New Media Corp.	3,367,292	2,454,525	1,326,243	818,355

Other comprehensive income
Foreign currency translation gain	4,422	6,455	1,471	2,152

Comprehensive income	$3,371,714	$2,460,980	$1,327,714	$820,507

Earnings per share
Basic	$0.13	$0.09	$0.05	$0.03
Diluted	$0.12	$0.09	$0.04	$0.03
Weighted average number of shares
Basic	26,856,238	26,398,634	27,510,145	26,398,634
Diluted	27,819,139	26,398,634	29,555,377	26,398,634

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,637,295	$2,472,470
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	717,927	466,215
Amortization of stock based compensation expense	62,500	-
Loss from disposal of property, plant and equipment	532	-
Changes in operating assets and liabilities
Accounts receivable	(202,972)	(787,350)
Other assets	(99,515)	(82,490)
Security deposit	(285,095)	(292,489)
Advance to suppliers	(1,524,487)	(1,208,708)
Deferred charges	367,080	(229,243)
Accounts payable	(153,725)	127,130
Deferred revenues	(963,069)	(104,148)
Taxes payable	1,350,014	329,504
Accrued expenses and other payables	14,156	200,178

Net cash provided by operating activities	2,920,641	891,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(71,664)	-
Acquisition of property, plant and equipment	(5,459,786)	(3,029,064)

Net cash used in investing activities	(5,531,450)	(3,029,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	4,292,886	875,614
Net proceeds from short-term bank loans	2,635,973	2,456,911
Repaymnet of short-term bank loans	(2,020,913)	(877,468)
Restricted cash	(131,799)	292,489
Net Proceeds from bank acceptance notes payable	219,664	-
Repayments of bank acceptance notes payable	(153,765)	(292,489)
Repayments of stockholder loan	(153,250)	(1,638)
Repayments of long-term bank loans	(292,886)	(292,489)

Net cash provided by financing activities	4,395,910	2,160,930

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	712	2,035

NET INCREASE IN CASH & CASH EQUIVALENTS	1,785,813	24,970

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,366	142,665

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,933,179	$167,635

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$93,493	$55,702
Interest paid	$180,844	$155,456

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock granted for stock-based compensation	$125,000	$-

The accompany notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTAION

China New Media Corp., formerly known as Golden Key International Inc., is a corporation organized under the laws of the State of Delaware in 1999.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing out-door advertising company with dominant operation in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, the Company is obligated to absorb a majority of the risk of loss from V-Media’s activities and entitle to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-heng is the primary beneficiary of V-Media Group. Accordingly, the Company believes that V-Media Group should be consolidated under ASC 810.

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
 (UNAUDITED)

NOTE 1- BASIS OF PRESENTAION (Continued)

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

As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp.” to more effectively reflect our business and communicate our brand identity to customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 8-K filed on December 9, 2009.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of China New Media Group Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

The noncontrolling interests represent the stockholders who hold minority shares of V-Media Group’s majority owned subsidiaries.

All significant inter-company balances and transactions have been eliminated in consolidation.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Accounts Receivables

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance  is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.

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
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible asset

The Company reviews intangible assets for impairment in accordance with the provisions of ASC 360-10, “Impairment or Disposal of Long-Lived Assets.”

There was no impairment of intangible assets at the balance sheet dates. Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the nine months ended March 31, 2010 and 2009.

Revenue recognition

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
 (UNAUDITED)
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The Company and HK Forturn Rich use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with services.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Unearned compensation represents shares issued that will be amortized over a certain service period. These shares will be amortized over the vesting period in accordance with ASC 718.

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

New Accounting Pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 - MAJOR SUPPLIERS

A summary of the major suppliers who provided 10% or more of the Group’s combined purchases is as follows:

	For the nine months ended March 31,
	2010	2009
Supplier A	$2,283,147	$1,896,711
Supplier B	1,716,287	935,852
Other suppliers	525,235	844,534
Total Purchases	$4,524,669	$3,677,097

NOTE 4 -PROPERTY AND EQUIPMENT, NET

	March 31,	June 30,
	2010	2009
	(Unaudited)
Advertising Equipments	$11,591,865	$8,175,318
Office equipment and furniture	242,355	230,897
Automobiles	593,569	314,796
Boats	312,125	312,125
Subtotal	12,739,914	9,033,136
Less: Accumulated Depreciation	(3,834,339)	(3,137,478)

Construction in Progress	3,695,409	1,951,692

Total	$12,600,984	$7,847,350

Depreciation expense was $ 231,496 and $ 154,454 for the three months ended March 31, 2010 and 2009, respectively, and totaled $713,039 and $463,255 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company has the right to use the software for four years and amortizes the intangible assets on a straight line basis over four years. Amortization expense was $ 1,629 and $ 987 for the three months ended March 31, 2010 and 2009, respectively, and totaled $4,888 and $2,960 for the nine months period ended March 31, 2010 and 2009, respectively.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 - DEFERRED CHARGES

The Company makes advance payments for the right to construct advertising equipments and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as deferred charges and amortized over the terms of the contracts.

Amortization expense amounted to approximately $ 85,088 and $13,942 for the three months ended March 31, 2010 and 2009, respectively, and amounted to approximately $255,222 and $85,088 for the nine months ended March 31, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Period ending March 31,	Expense
2011	$340,297
2012	340,297
2013	79,006
2014	55,755
Thereafter	55,755
$871,110

NOTE 7- BANK ACCEPTANCE NOTES PAYABLE

During the nine months period ended at March 31, 2010. The Company was approved for bank acceptance notes in the amount of $ 219,664. As of March 31, 2010, the outstanding balance of the notes payable was $ 65,926. There is remaining credit of $153,738 was usable upon request. The notes are guaranteed to be paid by the banks and usually for a short-term period of three to six months. The Company is required to maintain cash deposits at 30% to 100% of the outstanding balance of the notes payable with the banks as restricted cash, in order to ensure future credit availability.

 NOTE 8 - TAXES

a) Corporate Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 – TAXES (Continued)

China New Media Corp. is a Delaware corporation has incurred net operating loss for income tax purpose in 2010. China New Media Corp. had loss carry forwards of approximately $62,500 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2010 was $21,250. The net change in the valuation allowance was an increase of $21,250.

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the nine months ended March 31, 2010 and 2009:

	For the nine months period ended
	March 31,	March 31,
	2010	2009
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%)
Non deductible expenses	-	(24%)
Effective tax rate	25%	1%

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its four subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. The new subsidiary in Bejing does not have business yet.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 – TAXES (Continued)

c) Taxes payable at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Business tax payable	$519,150	$337,574
Corporate income tax payable	1,641,603	478,233
Other	9,526	3,343

Total taxes payable	$2,170,278	$819,150

NOTE 9 - SHORT TERM LOANS

The Short term loans include the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
a) Loan payable to Harbin bank	$879,008	$878,389

b) Loan payable to Shanghai Pudong Development Bank	879,008	878,388

c) Loan payable to Dalian Bank Xiguang Branch	1,465,013	1,141,905

d) Loan payable to Gongshang bank	293,003	-

Total short term loans	$3,516,030	$2,898,682

a) Loan payable to Harbin Bank is a one-year term loan from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.372% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank is a one-year term loan from   November 10, 2008 to November 10, 2009 at a fixed interest rate of 7.99% per year. . This loan has been renewed for another year from November 12, 2009 to November 12, 2010 at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collateral.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 9 - SHORT TERM LOANS (Continued)

c) Loan payable to Dalian Bank Xiguang Branch is a one-year term loan from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from Febuary 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the value of RMB13,080,350 (approximately $1.9 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Gongshang Bank is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

NOTE 10 - LONG TERM LOANS

The long term loans include the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
a) Loan payable to China Development Bank	$293,003	$585,592

b) Loan payable to Dalian Bank	1,172,010	1,171,185

Total long term loans	$1,465,013	$1,756,777

Less: current portion	(586,005)	(585,592)

Total long term loans noncurrent portion	$879,008	$1,171,185

a) Loan payable to China Development Bank is a four-year term loan from December 28, 2006 to December 27, 2010 at a fixed interest rate of 7.13% per year. Repayments of equal amounts of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan has been guaranteed by the majority Stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guarant contract, the Company pledged part of its advertising equipments with the value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 10 - LONG TERM LOANS (Continued)

b) Loan payable to Dalian Bank is a three-year term loan from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

Interest expense for the above short-term and long-term loans was $ $99,400 and $ 65,231 for the three months ended March 31, 2010 and 2009, respectively, and totaled $180,844 and $195,651 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to Stockholders are as follows:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Due to shareholders
Ma, Ming	$16,611	$76,009
Modern Trailer Company	293,003	322,076
Wang, Caiqin	6,230	-
Wang, Guojun	-	41,460
Liu,Hongwen	-	29,280
Total Due to shareholders	$315,843	$468,824

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

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 12 - STOCKHOLDERS’ EQUITY

Prior to the Merger, the Company had 10,862,067 shares of common stock issued and outstanding. The Company cancelled 9,760,000 shares of common stock issued to former stockholders of the Company to spin-off the Company’s previous subsidiary, Deep Rooted Inc.  In connection with the Merger consummated on December 9, 2009, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the stockholders of Fortune-Rich own approximately 96 % of the common stock of the Company.

On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Fortune-Rich agreed to issue 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich shall be convertible into 5,497,933 shares of the common stock of the Company upon completion of the reverse merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which are exchangeable into 3,298,760 warrants of the Company upon the completion of the reverse merger. These warrants are exercisable immediately for the same number of common shares of the Company. The Warrants, which were assumed by the Company upon the Merger, expire in four years

At the beginning the January 2010, the Company issued 50,000 common shares to outside party for their service. The fair value of the common shares evaluated at the grant date was $125,000. As of March 31, 2010, unearned common stock compensation was $62,500.

As of March 31, 2010, there were 27,550,701 shares of common stock and 1,000,000 shares of Series A convertible preferred stock issued and outstanding.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 13 – WARRANTS

On November 23, 2009, prior to and in conjunction with the Merger, Hongkong Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor for $3,500,000. As a result, the investor was entitled to receive 6,249,000 warrants of Hongkong Fortune-Rich, which are exchangeable into 3,298,760 warrants of the Company upon the completion of the reverse merger. These warrants are exercisable immediately for the same number of common shares of the Company at an exercise price of $0.95 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

The warrants meet the conditions for equity classification pursuant to ASC 815; therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.74% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $1,319,340.

The following is a summary of the warrants activity during the nine months ended March 31, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, June 30, 2009	-	$-	-	$-
Granted	3,298,760	-	4	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2010	3,298,760	$0.95	3.75	$5,113,078

Note 14 – EARNINGS PER SHARE

As of March 31, 2010, the Company had 1,000,000 shares of convertible preferred stock. They are not included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities.

The Company has outstanding warrants to acquire 3,298,760 shares of common stock. All the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW MEDIA CORP.
(FORMERLY GOLDEN KEY INTERNATIONAL INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 14 – EARNINGS PER SHARE (Continued)

The following table sets forth earnings per share calculation:

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic earning per share
Net income attributable to China New Media Corp.	$3,367,292	$2,454,525	$1,326,243	$818,355

Weighted average number of common shares outstanding - Basic	26,856,238	26,398,634	27,510,145	26,398,634

Earnings per share-Basic	$0.13	$0.09	$0.05	$0.03

Diluted earnings per share
Net income attributable to China New Media Corp.	$3,367,292	$2,454,525	$1,326,243	$818,355

Weighted average number of common shares outstanding -Basic	26,856,238	26,398,634	27,510,145	26,398,634
Effect of diluted securities-warrant	962,901	-	2,045,232	-
Weighted average number of common shares outstanding - Diluted	27,819,139	26,398,634	29,555,377	26,398,634

Earnings per share-Diluted	$0.12	$0.09	$0.04	$0.03

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China New Media Corp. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

    We were originally incorporated as Golden Key International, Inc. under the laws of the State of Delaware on February 18, 1999.

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong  Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich's operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with dominant operation in Dalian, the commercial center of Northeastern China. In connection with the acquisition, the Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96% of the common stock of the Company. Effective December 28, 2009, our new trading symbol on the OTC Bulletin Board is CMDI.OB.

Through the contractual arrangements between Dalian Guoheng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide clients with advertising opportunities through our diverse media platform which includes four major proprietary channels, (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement displayed on mass city transit systems, which includes displays on city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city’s streets and highways; and (4) our proprietary and patented multi-media system – City Navigator.

    We have experienced sustainable business growth in the recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From June 31, 2009 to March 31, 2010, the number of bus and taxi shelters on which we operate and carry our advertisements increased from 579 to 654.  For the same period, the number of buses that carry our mobile advertisements increased from 330 to 338; the number of mobile displays through Dalian metro-trains increased from 16 to 28. We also added 3 mega-screen (100 M2 to 620 M2, approximately 1,076.4 square feet to 6,674 square feet) LED billboards and 8 metal billboards in Dalian, and 1 mega-screen (88 M2, approximately 947.2 square feet) LED billboard in the business district in Shenyang. During the nine months ended March 31, 2010, we installed 50 “City Navigator” in fifty sites across Dalian urban area, and the number of our clients has increased from 562 to 1,567.

Factors Affecting Our Results of Operations

The increase in our operating results in the last two years is attributable to a number of factors, including the substantial expansion of our outdoor media network in Dalian and Shenyang, the two largest cities in Northeast China, and our technical innovation and large-scale media system upgrading.  We expect our business to continue to be driven by the following factors:

Increasing domestic spending in outdoor advertising

The demand for our advertising time slots is directly related to the outdoor advertising spending in northeast China. The increase in advertising spending is largely determined by the economic conditions in our region. According to the “Statistical Communiqué of the PRC on 2008 National Economic and Social Development” released by National Bureau of Statistics of China on Feb. 26, 2009, China’s economy has experienced rapid growth in the last five years. The annual growth rate has been in the range of 9% to 13%. The domestic retail sales have been growing even faster than any other sectors, with an average annual growth rate of 15.5% in the last 5 years.  The latest government’s economic stimulus plan is aimed at building a domestic consumer-driven economy, which, we believe, is going to generate more demand for outdoor advertising. We expect the outdoor advertising spending in our regional market will maintain its double-digit growth in the years to come.

Expansion of Our Market Presence by Launching City Navigator ® Networks in Other Major Commercial Cities

We believe our proprietary multi-media advertising system – City Navigator ® Network is one of the most advanced outdoor advertising platforms available in China. This system combines the latest LED displaying technology, internet and WI-FI technology, and has proven to be very effective in our competition to get access to top tier cities such as Shanghai and Beijing.

By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on all aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology, users can enjoy its service from any area covered by its Wi-Fi signals.  We intend to aggressively expand our media platform by launching City Navigator ® Networks in our target cities, such as, Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We plan to promote our brand name, 国域无疆TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and it is highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 M2 to 500 M2) (approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

•	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

•	Our ability to expand our network into new locations and additional cities;

•	Our ability to expand our sales force and engage in increased sales and marketing efforts;

•	Our ability to expand our client base through promotion of our services;

•	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Subsidiaries of V- Media Group

The following table sets forth information concerning V- Media Group’s subsidiaries:

	VMedia_Group’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd	60%	Dalian	Computer exploitation, technical service, domestic advertisement
Dalian Vastitude Engineering&Design Co., Ltd	83%	Dalian	Engineering, design, Construction
Dalian Vastitude &Modern Transit Media Co., Ltd	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company

Intellectual Property

Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 26 patents in outdoor advertising display field. His innovations on billboards, bus and taxi shelters, newsstands, and other street furniture have been vastly used in our outdoor display networks.

Marketing

We market our advertising services directly to advertisers and to advertising agencies. As of March 31, 2010, we had 33 dedicated sales and marketing personnel. As we only commenced our current business operations in September 2000, many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries. We will need to further increase the size of our sales and marketing staff if our business continues to grow. We may not be able to hire, retain, integrate or motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

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

Employees

V-Media currently has 126 full-time employees as of March 31, 2010, including 21 in manufacturing, 8 in research and development, 49 in administration and financial department, and 48 in sales, purchasing and marketing.

Properties

Our principal executive offices are located at 8th Floor, Golden Name Commercial Tower, 68 Renmin Road, Zhongshan District, Dalian, P.R. China, 116001. This office consists of approximately 8,987.94 square inches which we leased from Mr. Guojun Wang and Ms. Ming Ma for $1 a year. The agreement will be renewed every year.

Recent Developments

Establishment of Beijing Subsidiary

On February 9, 2010, we entered into a cooperation agreement with Beijing Shidai Lianxin Cultural Propagation Co. Ltd. to cooperate on the nation’s “Hundred-Screens for Strait Information Display Network” Project, which entails the installation of around 100 large-size LED screens throughout the core commercial zones, central business districts, airports and surrounding areas of Beijing. Subsequently, we set up a new subsidiary in Beijing - Vastitude (Beijing) Technology Co., (“Beijing Company”), to launch the Hundred Screens Project. The installation of around 100 LED Screens in various business centers in Beijing will be used primarily for commercial advertisement, and the remaining time slots will broadcast culture information between Mainland and Taiwan.

On February 10, 2010, we entered into a strategic alliance agreement with Liaoning Daily Press Group, a newspaper giant in Northeast China, to install and operate five mega-sized LED screens at the key business districts in Shenyang and Shenyang North Railway Stations.

Results of Operations

Comparison of Three-Month Periods ended March 31, 2010 and March 31, 2009

The following table shows the operations of the Company on a consolidated basis for the three months ended March 31, 2010 and 2009:

REVENUES	3 Months Ended March 31,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$1,324,835	$1,117,094	$207,741	18.60%
City Transit system Display network	858,011	456,800	401,211	87.83%
Outdoor Billboards	1,020,987	441,719	579,269	131.14%
City Navigator	409,145	-	409,145	-
Other service income (a)	249,687	41,377	208,310	503.44%
Subtotal for Dalian District	$3,862,665	$2,056,990	$1,805,676	87.78%

Shenyang District
Street Fixture and Display network	$178,711	$35,738	$142,973	400.06%
Outdoor Billboards	76,065	11,717	64,347	549.16%
Subtotal for Shenyang District	$254,776	$47,455	$207,320	436.87%

Total Revenues	$4,117,441	$2,104,445	$2,012,996	95.65%

Sales revenue

During the three months ended March 31, 2010, we had revenues of $ 4,117,441 as compared to revenues of $2,104,445 during the three months ended March 31, 2009, an increase of $2,012,996, or 95.7%. The increase was a result of our increased and expanded sale to the existing and new customers in 2010. We expand the scope of our advertising network rapidly.  We have landed more desirable locations in Dalian, created new advertising media platforms and continued our efforts to expand our client base in Shenyang and Tianjin.

Cost of revenues.

The cost of sales for the three months ended March 31, 2010 increased by $667,781 to $1,531,246 from $863,465 for the three months ended March 31, 2009, representing an increase of 77.3%. The increase was largely due to increased sales. As a percentage of sales the cost of sales decrease to 37.2%, for the three months ended March 31, 2010 compared to 41.0% for the same period of 2009. The breakdown of the cost of revenue is as follows:

COST OF REVENUES	3 Months Ended March 31,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$429,837	$308,046	$121,790	39.54%
City Transit system Display network	461,260	336,742	124,518	36.98%
Outdoor Billboards	286,912	141,054	145,857	103.41%
City Navigator	104,635	-	104,635	-
Other service cost (b)	131,919	62,931	68,988	109.62%
Subtotal for Dalian District	$1,414,562	$848,774	$565,788	66.66%

Shenyang District
Street Fixture and Display network	$91,302	$10,304	$80,998	786.09%
Outdoor Billboards	25,382	4,387	20,995	478.53%
Subtotal for Shenyang District	$116,684	$14,691	$101,992	694.24%

Total Cost of Revenues	$1,531,246	$863,465	$667,781	77.34%

(b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

As we become more experienced in our operation, we have been able to cut more costs and remain competitive in our core business segments and market territory. In addition, since the launch of our City Navigator and large-screen LEDs, we are able to generate higher profit margin on these new products.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $574,317 during the three months ended March 31, 2010 as compared to $340,968 for the three months ended March 31, 2009. The increase in selling, general and administrative expense was mainly attributed to increase in our payroll and administrative costs which is in line with our increase in revenue.

Net income attributable to the Company.

As a result of the factors described above, we had net income attributable to the Company in the amount of $1,326,243 for the three months ended March 31, 2010, as compared with $818,355 during the three months ended March 31, 2009, representing an increase of 62%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Comparison of Nine-Month Periods Ended March 31, 2010 and March 31, 2009

Sales revenue

We generate revenues from the sale of outdoor advertising on our advertising network. The following table sets the revenues generated from each of our advertising categories for the periods indicated:

REVENUES	9 Months Ended March 31,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$3,786,081	$3,384,592	$401,489	11.86%
City Transit system Display network	2,549,592	1,282,690	1,266,902	98.77%
Outdoor Billboards	2,545,597	1,138,978	1,406,620	123.50%
City Navigator	812,920
Other service income (a)	1,107,270	406,680	700,590	172.27%
Subtotal for Dalian District	$10,801,460	$6,212,940	$4,588,521	73.85%

Shenyang Distict
Street Fixture and Display network	$394,424	$77,532	$316,892	408.72%
Outdoor Billboards	119,717	21,483	98,233	457.25%
Subtotal for Shenyang District	$514,141	$99,015	$415,125	419.25%

Total Revenues	$11,315,601	$6,311,955	$5,003,646	79.27%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Network Technology Company to outside customers.

Sales revenue increased by $5.0  million to $11,315,601 or an increase of  79.3% for the nine months ended March 31, 2010, as compared to $6,311,955 sales revenue for the nine months ended March 31, 2009. Such increase was due to continued growth in demand and sales to our existing and new customers, as well as our expanded advertising media platforms in both Dalian and Shenyang.

Cost of revenues

During the nine months ended March 31, 2010, we had cost of revenue of $4,423,059, as compared with cost of revenue of $2,589,829, an increase of approximately $1,833,230, or 70.8%, reflecting the increase in revenues.

COST OF REVENUES	For the nine months ended March 31,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$1,255,974	$1,105,518	$150,455	13.61%
City Transit system Display network	1,284,141	843,997	440,144	52.15%
Outdoor Billboards	801,831	372,784	429,046	115.09%
City Navigator	286,309	-	286,309	--
Other service cost (b)	539,982	230,469	309,513	134.30%
Subtotal for Dalian District	$4,168,236	$2,552,769	$1,615,467	63.28%

Shenyang District
Street Fixture and Display network	$201,531	$26,757	$174,774	653.19%
Outdoor Billboards	53,291	10,303	42,988	417.22%
Subtotal for Shenyang District	$254,822	$37,060	$217,761	587.59%

Total Cost of Revenues	$4,423,059	$2,589,829	$1,833,230	70.79%

(b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross profit

Gross profit rose to $6,892,542 for the nine months ended March 31, 2010, an increase of 85.2% compared with the nine months ended March 31, 2009.  The major reasons for the increase in gross profit are the following: 1) Increased usage of advertising space as we have been able to secure more popular locations and have raised more brand awareness among our customers; 2) we are also able to realize more profits on some of our new advertising channels, such as large-screen LED screens, which has a higher contract price with lower maintenance costs.

Selling, General and administrative expenses

Operating expenses for the nine months ended March 31, 2010 increased to $1,853,733 from $1,022,681 for the same period ended March 31, 2009, representing an increase of 81.3%. The increase in our operating expenses was largely result of an increase in salary expense, depreciation  expense and other administrative expense which is in line with our increase in revenue.

Net income attributable to Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $3,367,292 for the nine months ended March 31, 2010, compared with $2,454,525 for the nine months ended March 31, 2009, representing an increase of 37.2%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity were generated from our operations and through bank loans.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Cash Flow from Operating Activities

Net cash provided by operating activities was $2,920,641 for the nine months ended March 31, 2010, as compared to net cash provided by operations of $891,069 in the same period ended March 31, 2009. An increase in net income and increase in tax payable contributed to increased cash flows from operations. These increases to cash flow from operations were offset by an increase in deferred revenues and an increase in advance to suppliers.

Cash Used in Investing Activities

Cash used in investing activities was $5,531,450 for the nine months ended March 31, 2010 as compared to  $3,029,064 for the nine months ended March 31, 2009. We have invested heavily in building our infrastructures, including spending on purchase and installation of our new products, City Navigator and Mega-screen LEDs.

Cash Provided by Financing Activities

For the nine months ended March 31, 2009, net cash provided by financing activities increased to $4,395,910 as compared to cash provided by financing of $2,160,9230for the same period ended March 31, 2009, representing an increase of 103.4%. The increase was primarily due to the proceeds from capital contribution  of $4,292,886, and partially offset by the repayment of short-term bank loans.

Loan Facility

Short-Term Loan

a) The Company has a one-year term loan with Harbin Bank due by April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.372% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank is a one-year term loan from   November 10, 2008 to November 10, 2009 at a fixed interest rate of 7.99% per year. . This loan has been renewed for another year from November 12, 2009 to November 12, 2010 at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collateral.

c) Loan payable to Dalian Bank Xiguang Branch is a one-year term loan from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from February 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the value of RMB13,080,350 (approximately $1.9 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Gongshang Bank is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

Long Term Loan

a) Loan payable to China Development Bank is a four-year term loan from December 28, 2006 to December 27, 2010 at a fixed interest rate of 7.13% per year. Repayments of equal amounts of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan has been guaranteed by the majority Stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guarant contract, the Company pledged part of its advertising equipments with the value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

b) Loan payable to Dalian Bank is a three-year term loan from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

Income Tax

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Recently issued accounting pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management, including our Chief Executive Officer, Guojun Wang, and our Chief Financial Officer, Hongwen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A.                      RISK FACTORS.

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2010, the Company issued 50,000 restricted shares of its common stock to RedChip Companies Inc. for the investor relations service provided pursuant to a joint marketing agreement dated as of November 27, 2009.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three-month period ended on March 31, 2010.

ITEM 5.                      OTHER INFORMATION.

Not applicable.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA NEW MEDIA CORP.

Date: May 17, 2010	By: /s/ Guojun Wang
Guojun Wang
Chief Executive Officer and Chairman

Date: May 17, 2010	By: /s/ Hongwei Liu
Hongwei Liu
Chief Financial Officer