Form 10-K
period 2010-06-30
CHINA NEW MEDIA CORP
filed 2010-10-13
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission file number: 000-53027

CHINA NEW MEDIA CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0944402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dalian Vastitude Media Group 8th Floor, Golden Name Commercial Tower 68 Renmin Road, Zhongshan District, Dalian, P.R. China	116001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-0411-82728168

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2009 was approximately $5,867,640, based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of September 21, 2010, there were 27,550,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	29

i

As used herein, “we,” “us,” “our” and the “Company” refers to China New Media Corp. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our production methods as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies and the ability of our competitors to copy such technologies; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; the sufficiency of our resources in funding our operations; and our liquidity and capital needs.

Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ii

PART I
ITEM 1. BUSINESS.

Overview

We are a leading outdoor advertising company in China. We provide a full range of integrated outdoor advertising services, including art design, advertising publishing, daily maintenance and technical upgrading. We believe our well-diversified outdoor advertising media network and our ability to provide advertising services on an integrated basis allow us to target and satisfy client needs at all different levels. Founded in 2000, we have grown steadily and expanded our media network into Shenyang, Tianjin, Beijing and Shanghai from our headquarters in Dalian.

Our principal executive offices are located at Golden Name Commercial Tower 8th floor, 68 Renmin Road, Zhongshan District, Dalian, P.R. China. Our telephone number is 86-411-82728168.

Our Corporate History

 We were originally incorporated as Golden Key International, Inc. under the laws of the State of Delaware on February 18, 1999. Prior to a reverse merger transaction effected on December 8, 2009, we were a development stage company with no revenues or profits. We had nominal assets and no operations other than maintaining our public company status and searching for a suitable party with which to execute a reverse merger transaction, in which a previously private company takes on our public company status. Management felt it was in the best interests of the Company to abandon our original business plan of becoming a leading cross-platform community portal provider and pursue a direction for the Company that would provide the best return on stockholder investment.

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. In connection with the acquisition, the Merger Sub issued 10 shares of the common stock of the Merger Sub, which constituted no more than 10% ownership interest in the Merger Sub, and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich in exchange for all of the shares of capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company, so that upon completion of the Merger, the shareholders of Fortune-Rich owned approximately 96% of the common stock of the Company. Effective December 28, 2009, our new trading symbol on the OTC Bulletin Board is CMDI.OB.

Through the contractual arrangements between Dalian Guo-Heng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement displayed on mass city transit systems, which includes displays on city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city’s streets and highways; and (4) our proprietary and patented multi-media system, “City Navigator.”

 We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From June 30, 2009 to June 30, 2010, the number of bus and taxi shelters on which we operate and carry our advertisements increased from 579 to 764.  For the same period, the number of buses that carry our mobile advertisements increased from 330 to 335; the number of mobile displays through Dalian metro-trains increased from 16 to 28. We also added 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, and 1 mega-screen (88 M2, approximately 947 square feet) LED screen in the business district in Shenyang and 1 indoor LED screen (22 M2, approximately 237 square feet)  in Tianjin Railway Station. During the year ended June 30, 2010, we installed 51 “City Navigator” units in fifty one sites across Dalian urban area, and the number of our clients has increased from 562 to 1,687.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	60%	Dalian	Computer exploitation, technical service, domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design, construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	80%	Shanghai	Advertising company

Intellectual Property

As of June 30, 2010, Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 40 patents in outdoor advertising display field.  His innovations on billboards, bus and taxi shelters, newsstands and other street fixtures have been vastly used in our outdoor display networks.  Mr. Wang has entered into licensing agreements with V-Media to allow V-Media to use his patents without charge.

Regulation

China’s advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Outdoor advertisements in China must be registered with the local State Administration for Industry & Commerce (“SAIC”) before dissemination.  The content, format, specifications, periods and locations of dissemination of the outdoor advertisement must be submitted for filing with the local SAIC.

Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements, and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator’s license for advertising business operations.  Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

    As an advertising service provider, we are obligated under Chinese laws and regulations to monitor the advertising content shown on our platforms for compliance with applicable law. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained the requisite government approvals, including the advertising client’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities.

Marketing

    Our marketing staff is trained to closely work with customers including direct advertisers and advertising agencies. We provide professional and customizing advice to meet customers’ advertising needs.  As of June 30, 2010, we had 40 dedicated sales and marketing personnel. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries.

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

Customers

    For the fiscal year ended June 30, 2010, We do not have individual customers accounting for more than 10% of our total revenues. Although our revenues from these advertising clients generally constitute a substantial part of our total revenues, we believe our business is not dependent on any individual advertising client.

Employees

    V-Media currently has 139 full-time employees as of June 30, 2010, including 21 in manufacturing, 8 in research and development, 39 in administration and financial department, and 40 in sales, purchasing and marketing.

Recent Developments

           Establishment of Beijing Subsidiary

    On February 9, 2010, we entered into a cooperation agreement with Beijing Shidai Lianxin Cultural Propagation Co. Ltd. to cooperate on the nation’s “Hundred-Screens for Strait Information Display Network” Project (the “Hundred Screens Project”), which involves the installation of around 100 large-size LED screens throughout the core commercial zones, central business districts, airports and surrounding areas of Beijing. Subsequently, we set up a new subsidiary in Beijing, Vastitude (Beijing) Technology Co., to launch the Hundred Screens Project. The installation of around 100 LED Screens in various business centers in Beijing will be used primarily for commercial advertisement, and the remaining time slots will broadcast cultural information between mainland China and Taiwan.

Establishment of Business Alliance in Shenyang

On February 10, 2010, we entered into a strategic alliance agreement with Liaoning Daily Press Group, a newspaper giant in Northeast China, to install and operate five mega-sized LED screens in the major business districts in Shenyang and Shenyang North Railway Stations.

On June 18, 2010, we completed the acquisition of our first outdoor high-definition LED screen in Shenyang, a major commercial center in Northeast China. This 88 M2 LED located near the Shenyang South Railway Station, which is one of the city’s busiest traffic hubs with an average daily flow of 500,000 pedestrians and 350,000 vehicles. The neighborhood is a downtown center for auto exhibition stores including Porsche, BMW, GM, Ford, Nissan, Subaru, Volkswagen and Peugeot, as well as home decoration retailers such as IKEA and Red Star Macalline.

Expansion of Tianjin Operation

On June 25, 2010, we obtained the contractual concession rights to install and operate a 22 square meter indoor LED screen in Tianjin Railway Station from June 25, 2010 to August 25, 2014.

Establishment of Shanghai Subsidiary

On July 8, 2010, through one of our consolidated affiliates, Shanghai Vastitude Advertising & Media Co., Ltd.  (“Vastitude”), we entered into a purchase agreement with Shanghai Haosheng Advertising Co., Ltd., (“Haosheng”), pursuant to which, Vastitude purchased from Haosheng five outdoor billboards and all relevant rights of their advertisement operation for 16 million RMB (approximately $2,363,368).

Pursuant to the purchase agreement, Haosheng agreed to transfer all outdoor advertising contracts it has previously signed with respect to the billboards to Vastitude. Haosheng also agreed to assist Vastitude in obtaining all governmental approvals required for the operation of the billboards in Shanghai.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk.  The risks we have described are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.  Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.  You should not invest in our securities unless you can afford to lose all of your investment.

RISKS RELATED TO OUR BUSINESS

We have limited experience operating an advertising company and we rely heavily on our sales and marketing staff.

Because we have a limited operating history in the outdoor advertising business, it is difficult to forecast accurately our future revenues and expenses related to this business. Additionally, we will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from our operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, establish market recognition in this business. This will require us to expend significant resources, including capital and management time.

In addition, we will need to further increase the size of our sales and marketing staff if our business continues to grow. We may not be able to hire, retain, integrate or motivate our current or new marketing personnel, which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our advertising service revenue.

We depend on the availability of additional human resources for future growth.

    We have recently experienced a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

Our results could be adversely impacted by product quality and performance.

    We install our products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

We may require additional capital in the future, which may not be available on favorable terms or at all.

    Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our branding and marketing initiatives and expansion of our production capabilities.  We may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings.  In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our Company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. In addition, if we raise additional capital through private placements or registered offerings, it is likely that broker-dealers will be engaged.  The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

    Our future success will depend in substantial part on the continued service of our senior management, including Mr. Guojun Wang, our Chief Executive Officer and Chairman. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key man life or other insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

We have limited business insurance coverage.

The insurance industry in China is at an early stage of development.  Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance.  As a result, we do not have business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption in comparison to the cost of the insurance are such that we do not require it at this time. Therefore, any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources.

Our management may exercise broad discretion and judgment.

Any person who invests in our common stock will do so without an opportunity to evaluate the specific merits or risks of many potential new prospective business opportunities in which we may engage.  In these circumstances, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by management will guarantee that we will achieve our business objectives.

There is no active market in our common stock and none may develop or be sustained.

Our stock is currently quoted on the OTC Bulletin Board under the symbol “CMDI.OB.” There is currently no active trading market in our common stock and there is no assurance that an active trading market will develop.  In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Payment of dividends is unlikely.

We intend to retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends on our common stock for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors.

We may issue additional securities.

We may issue additional shares of common stock in connection with a future financing. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests in our shares. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

Recent market events and conditions may adversely affect our access to additional capital.

Since 2006, U.S. credit markets have experienced disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

General economic conditions may adversely affect our financial condition and results of operations.

The recent unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company’s growth and profitability.  Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our Company’s overall liquidity;
•	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
•	the devaluation and volatility of global stock markets impacts the valuation of our Company’s equity securities.

These factors could have a material adverse effect on our Company’s financial condition and results of operations.

Climate change and related regulatory responses may impact our business.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

There are risks related to doing business in China given an uncertain regulatory environment.

Uncertainty in the state regulatory environment in China may expose our Company to unexpected liability exposure and possibly even penalties. China has an evolving regulatory environment as to what is permitted and often new regulations are adopted to regulate certain areas where there were no regulations before. As a result, our Company may be exposed to unforeseen risks of violating rules that did not exist. Such risks apply to all aspects of the operation of our Company. In case our Company is found to be in such violation, we could be subjected to monetary and other unexpected penalties.  This may in turn have an impact on our results of operation and the value of shares of our common stock.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994, the PRC has pegged the value of the Renminbi to the U.S. dollar. There can be no assurance that Renminbi will not be subject to appreciation. We may not be able to hedge effectively against Renminbi appreciation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to enforce judgments or bring actions outside the United States against our Company and certain of our directors and officers.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our officers and directors because some of them reside outside the United States. As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

We may experience difficulty in establishing business controls and procedures that meet Western standards.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems.

Compliance with China’s advertising laws and regulations may be difficult and could be costly, and failure to comply could subject us to government sanctions.

China’s advertising laws and regulations require advertisers, advertising operators and advertising distributors to ensure the content of the advertisements they prepare or distribute are fair and accurate and are in compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator’s license for advertising operations.

As an advertising service provider, we are obligated under China’s laws and regulations to monitor the advertising content shown on our network for compliance with applicable law. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we can provide no assurance each advertisement that an advertiser or advertising agency client provides us and which we publish is in compliance with relevant advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete. Although we review advertising content for compliance with relevant laws and regulations, the content standards in China are less certain and less clear than in those in more developed countries such as the U.S. and we can provide no assurance that we will be able to properly review the content to comply with the standards imposed on us.

We rely on contractual arrangements between Dalian Guo-Heng and V-Media for our operations in China, which may not be as effective as direct ownership in providing operational control.

 We rely on contractual arrangements between Dalian Guo-Heng and V-Media to operate our advertising business. For a description of these contractual arrangements, see “Part I – Item 1 – Business – Business Overview.”

These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entity. Under the current contractual arrangements, if V-Media fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under Chinese laws, including seeking specific performance or injunctive relief and claiming damages, and we can provide no assurance as to the effectiveness of these remedies, if available.

Many of these contractual arrangements are governed by Chinese law and provide for the resolution of disputes through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. The legal environment in China is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements, which may make it difficult to exert effective control over V-Media, and our ability to conduct our business may be materially and adversely affected.

Adverse changes in the political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our services and have a material adverse effect on our competitive position.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of many developed countries in many respects, including:

• the amount of government involvement;
• the level of development;
• the growth rate;
• the control of foreign exchange; and
• the allocation of resources.

While the Chinese economy has experienced significant growth in the past 25 years, growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. We cannot predict the future direction of political or economic reforms or the effects such measures may have on our business, financial position or results of operations. Any adverse change in the political or economic conditions in China, including changes in the policies of the Chinese government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and in the advertising industry. Such developments could have a material adverse effect on our business, lead to reduction in demand for our services and materially and adversely affect our competitive position.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and as a result, we are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been, and will likely continue to be, highly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts and conditions or trends in the industry in which we operate. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. We expect the price of our common stock will be subject to continued volatility.

 We are subject to penny stock regulations and restrictions.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Our Chairman and Chief Executive Officer holds a significant percentage of our outstanding voting securities.

Guojun Wang, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 24.86% of our outstanding voting securities.  As a result, he possesses significant influence, giving him the ability to prevent significant corporate transactions.  His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 8th Floor, Golden Name Commercial Tower, 68 Renmin Road, Zhongshan District, Dalian, P.R. China, 116001. This office consists of approximately 8,987.94 square feet which we leased from Mr. Guojun Wang and Ms. Ming Ma for $1 a year. This lease agreement is renewable each year for a one-year period.

Our Shenyang subsidiary office is located at 5B-2-1 Room, 136 Huigong Street, Shenhe District, Shenyang, P.R. China, 110013. This office consists of approximately 4,700 square feet. This lease agreement is renewable each year for a one-year period.

Our Tianjin subsidiary office is located at Room 1-2-1217, Chengji Economics and Trade Center, Heping District, Tianjin, P.R. China, 300051. This office consists of approximately 678 square feet. This lease agreement is renewable each year for a one-year period.

Our Beijing subsidiary office is located at Room 1201, A block, Huibin Building, No.8, Beichen E.Rd., Chaoyang District, Beijing, P.R. China, 100101. This office consists of approximately 2,432.64 square feet. This lease agreement is renewable each year for a one-year period.

Our Shanghai subsidiary office is located at Room 1018, No. 799, Huanlindong Road, Pudong New District, Shanghai, P.R. China, 200123. This office consists of approximately 215.27 square feet. This lease agreement is renewable upon expiration for a two-year period.

Dalian Vastitude & Modern Transit Media Co., Ltd. is located at 11 Liaohe West Road, Development Zone, Dalian, P.R. China, 116600. This office consists of approximately 3,330.89 square feet. This lease agreement is renewable upon expiration for a three-year period.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

ITEM 4.  (REMOVED AND RESERVED.)

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol CMDI.OB.  The transfer agent for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

The following table sets forth the high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Trading in our common stock has been sporadic and does not constitute an active market. Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. Since the Company was a publicly traded shell company prior to December 8, 2009, the following table does not include information prior to such date because we believe that it is irrelevant.

	High	Low
Second Quarter ended December 31, 2009(1)	$2.35	$1.95
Third Quarter ended March 31, 2010	3.40	1.95
Fourth Quarter ended June 30, 2010	3.06	2.00

(1) Does not include information from October 1, 2009 through December 7, 2009.

As of September 21, 2010, there were approximately 276 owners of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

We have not paid or declared any cash dividends on our common stock in the past and do not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of our business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

On March 15, 2010, the Company issued 50,000 restricted shares of its common stock to RedChip Companies Inc. for the investor relations service provided pursuant to a joint marketing agreement dated as of November 27, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors Affecting Our Results of Operations

The increase in our operating results in the last two fiscal years is attributable to a number of factors, including the substantial expansion of our outdoor media network in Dalian and Shenyang, the two largest cities in Northeast China, and our technical innovation and large-scale media system upgrading.  We expect our business to continue to be driven by the following factors:

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

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We plan to promote our brand name, [国域无疆]TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and it is highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 M2 to 500 M2, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

•	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

•	Our ability to expand our network into new locations and additional cities;

•	Our ability to expand our sales force and engage in increased sales and marketing efforts;

•	Our ability to expand our client base through promotion of our services;

•	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

Revenue

The following table shows the operations of the Company on a consolidated basis for the fiscal year ended June 30, 2010 and 2009:

REVENUES	Fiscal Year Ended June 30,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$5,213,849	$4,353,014	$860,835	19.78%
City Transit system Display network	2,829,692	1,836,678	993,014	54.07%
Outdoor Billboards	2,504,101	1,564,299	939,802	60.08%
City Navigator	1,689,454	-	1,689,454	-
Other service income (a)	1,223,412	472,619	750,793	158.86%
Subtotal for Dalian District	$13,460,507	$8,226,610	$5,233,897	63.62%

Shenyang District
Street Fixture and Display network	$399,057	$159,471	$239,586	150.24%
Outdoor Billboards	80,953	32,270	48,683	150.86%
Subtotal for Shenyang District	$480,009	$191,741	$288,268	150.34%

Tianjin District
Outdoor Billboards	$39,400	-	39,400	-
Subtotal for Tianjin District	$39,400	-	39,400	-

Total Revenues	$13,979,916	$8,418,351	$5,561,565	66.06%
(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

    Our total revenues for the fiscal year ended June 30, 2010 were $13,979,916, an increase of $5,561,565 or 66.1%, from $8,418,351 for the fiscal year ended June 30, 2009.  The increase in revenues resulted from our increased sales to existing and new customers in fiscal year 2010 based on our expanded outdoor advertising network as we obtained more desirable locations for our outdoor advertising platforms.

    For the fiscal year ended June 30, 2010, Sales in Dalian district, which accounted for 96.3% of our total sales, increased by $5,233,897, or 63.6%, to $13,460,507 from $8,226,610 for the fiscal year ended June 30, 2009. Sales in Shenyang district increased by 288,268, or 150.3%, to $480,009 from $191,741 for the fiscal year ended June 30, 2009.

    For fiscal year ended June 30, 2010, the Company also generated sales revenue of $39,400 from its Tianjin District compared with none for the fiscal year ended June 30, 2009.

Cost of Revenue

Cost of revenue for the fiscal year ended June 30, 2010 were $5,821,971, an increase of $2,367,877 or 68.55%, from $3,454,094 for the same period ended June 30, 2009. The increase in cost of revenue was primarily attributable to increased media cost payable under exclusive advertising agreements and depreciation of advertising equipment. As a percentage of total revenues, cost of revenue accounted for approximately 41.6% and 41.0% for the fiscal year ended June 30, 2010 and 2009, respectively.

COST OF REVENUES	Fiscal Year Ended June 30,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$2,036,048	$1,663,837	$372,211	22.37%	%
City Transit system Display network	1,145,022	793,751	351,271	44.25%
Outdoor Billboards	727,110	536,828	190,282	35.45%
City Navigator	888,912	-	888,912		-
Other service cost (b)	805,288	335,676	469,612	139.90%
Subtotal for Dalian District	$5,602,380	$3,330,092	$2,272,288	68.23%	%

Shenyang District
Street Fixture and Display network	$160,434	$100,516	$59,918	59.61%	%
Outdoor Billboards	38,906	23,486	15,420	65.66%	%
Subtotal for Shenyang District	$199,340	$124,002	$75,338	60.76%	%

Tianjin District
Outdoor Billboards	$20,251	-	$30,251		-
Subtotal for Tianjin District	$20,251	-	$30,251		-

Total Cost of Revenue	$5,821,971	$3,454,094	$2,367,877	68.55%
 (b) Other service cost attribute to Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the fiscal year ended June 30, 2010 increased by $3,193,688, or 64.3%, to $8,157,945, as compared to $4,964,257 for the fiscal year ended June 30, 2009.  The increase in gross profit was attributable to the revenue increase.  Gross profit margin was approximately 58.4% and 59.0% for the fiscal year ended June 30, 2010 and 2009, respectively. The slight decline in gross profit percentage during 2010 compared with 2009 was due to increased depreciation of advertising equipment as we secured more advertising platforms during the fiscal year ended June 30, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, rent expenses and related administrative expenses. SG&A expenses were $1,880,706 for the fiscal year ended June 30, 2010, as compared to $1,363,966 for the year ended June 30, 2009, an increase of $516,740 or 37.9%.  This increase was in line with the increase in total revenue, also due to a higher maintenance fees as being a public company.

Income from Operations

    Income from operations was $6,277,239 for the year ended June 30, 2010 as compared to $3,600,291 for the year ended June 30, 2009, an increase of $2,676,948 or 74.4%. The increase was mainly due to our increase in total revenue.

Other Income (Expense)

    Total other expenses were $362,952 for the year ended June 30, 2010 as compared to total other expenses of $268,265 for the year ended June 30, 2009, an increase of $94,687, or 35.3%. The increase are mainly composed of increased subsidy income from government and increased interest expense due to higher average loan balance for current year ended June 30, 2010.

Income Before Income Taxes

    Income before income taxes was $5,914,287 for the year ended June 30, 2010 as compared to $3,332,026 for the year ended June 30, 2009, an increase of $2,582,261 or 77.5%.

Income tax provision

    Income tax provision was $1,459,854 for the year ended June 30, 2010 as compared to $477,868 for the year ended June 30, 2009, an increase of $981,986 or 205%. The income tax increase was mainly due to our increased net income before income taxes and used up of loss carryover from previous years in the year ended June 30, 2009.

Net Income attributable to China New Media Corp.

    Net income attributable to China New Media Corp. for the fiscal year ended June 30, 2010 was $4,215,368, an increase of $1,385,144, or 48.9%, compared to net income of $2,830,224 for the fiscal year ended June 30, 2009. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 30.2% and 33.6% for the fiscal year ended June 30, 2010 and 2009, respectively.

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

    As of June 30, 2010, cash and cash equivalents were $ 1,672,017, an increase of $1,524,651 from $147,366 as of June 30, 2009.

Cash Flow from Operating Activities

Net cash provided by operating activities was $2,142,723 for the fiscal year ended June 30, 2010, an increase of $719,435 from $1,423,288 for the fiscal year ended June 30, 2009. The increase was mainly due to an increase in net income, increase in depreciation and amortization, increase in advance to suppliers, and partially offset by an increase in security deposit and a decrease in deferred revenues.

Cash Used in Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2010 was $8,559,507, which was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network and to register the Shanghai subsidiary.

Cash Provided by Financing Activities

For the year ended June 30, 2010, net cash provided by financing activities increased to $7,918,736 as compared to cash provided by financing of $2,636,426 for the year ended June 30, 2009, representing an increase of 200.4%. The increase was primarily due to the proceeds received from the private financing on November 23, 2009 and increase in short-term bank loans.

Loan Facility

Short-Term Loans

a) The Company has a one-year term loan with Harbin Bank due by April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.37% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

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

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with a capitalized cost of RMB17,000,000 (approximately $2.5 million).

f) Loan payable to Xinye Bank is a one-year term loan from June 25, 2010 to June 24, 2011 at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.

The Company was engaged in the following two new short term loans in the subsequent period:

a) Loan payable to Xinye Bank is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong development bank is a one-year term loan from July 1, 2010 to June 17, 2011 with the amount of RMB 1,000,000 (approximately $147 thousand) at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.

Long-term loans

a) Loan payable to China Development Bank has a four-year term from December 28, 2006 to December 27, 2010 at a fixed interest rate of 7.13% per year. Repayments of equal amounts of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan has been guaranteed by the majority Stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guaranty contract, the Company pledged certain advertising equipment with the value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

b) Loan payable to Dalian Bank has a three-year term from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

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

    China New Media Corp., a Delaware corporation, is subject to income taxes under the current laws of United States.

    Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

    Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

Application of Critical Accounting Policies

    Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”

Impact of Accounting Pronouncements

    None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended June 30, 2010 and 2009 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our reports with the Securities and Exchange Commission (“SEC”) (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon, and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that we had material weaknesses in our internal control over financial reporting as of the Evaluation Date and the Company’s internal control over financial reporting as of the Evaluation Date was not effective.

Management’s conclusion was based on the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.  In addition, the Company has a relatively small number of professionals employed in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Changes in Internal Control over Financial Reporting

During the three month ended June 30, 2010, the Company began to implement the following changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

●           We began evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●           We initiated in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●           We began the preliminary implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional US GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements and (iii) the Company’s business and operating results may be harmed.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

    The following sets forth certain information with respect to our directors and executive officers.

Name	Age	Positions with the Company
Guojun Wang	46	Chief Executive Officer and Chairman of the Board
Hongwen Liu	43	Chief Financial Officer
Ming Ma	44	President and Director
Dror Poleg	31	Director
Johann Y. Tse	43	Director
Feng Wan	32	Chief Technology Officer

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify.  All executive officers serve at the pleasure of the Board of Directors.

Guojun Wang, 46, Chairman and Chief Executive Officer. Mr. Wang has served as our Chairman and Chief Execuitve Officer since December 2009.  Before Mr. Wang founded V-Media in September 2000, he had served as President of Dalian Pacific Advertisement Co., Ltd. for 11 years. With his more than 20 years of experience in the Chinese media and advertising industry and his success in building and managing one of the largest regional outdoor media companies in China, Mr. Wang was elected Vice Chairman of China Advertising Association of Commerce in 2007. He graduated from Northeastern University of Finance & Economics with a bachelor’s degree in Economics in 1988.  Mr. Wang’s role as the founder of the Company provides the Board of Directors with considerable institutional knowledge and an important long-term perspective on the Company and our industry as a whole.

Hongwen Liu, 43, Chief Financial Officer. Mr. Liu joined the Company as Chief Financial Officer in December 2009.  Prior to that, he served as Deputy Director of Dalian Da-xin Accounting Firm for nine years. Mr. Liu graduated from the Computer-Based Accounting Department of Dalian Radio and Television University in July 1991.

Ming Ma, 44, President and Director. Ms. Ma has served as our President since December 2009 and became a director in June 2010.  Ms. Ma  has been in charge of V-Media’s daily operation since its inception in September 2000. Prior to that, she had served as Sales Manager in Dalian Pacific Advertisement Co. Ltd. Ms. Ma graduated from Dalian Institute of Finance Trade Union in 1991.  Ms. Ma’s many years of experience in the advertising industry provides the Board of Directors with valuable insight into our industry.  Ms. Ma is the wife of Mr. Wang, our Chairman and Chief Executive Officer.

Dror Poleg, 31, Director. Mr. Poleg has served as a director since June 2010.  Mr. Poleg has extensive experience in corporate strategy and cross-cultural communication, as well as nearly 10 years of advertising and marketing experience. Currently, Mr. Poleg is the Vice President of Leasing & Marketing at GTC Real Estate China, a subsidiary of one of the largest development groups in Europe.  Mr. Poleg has worked with GTC Real Estate China since August 2007 and started as the Marketing Director.  GTC Real Estate China is in the commercial and residential real estate development and investment business.  From August 2007 to August 2010, Mr. Poleg served as the China Marketing Director of Kardan N.V., a Dutch investment group that is traded on NYSE Euronext and invests in real estate and infastructure.  From March 2007 to the present, Mr. Poleg has served as the founder and Director of Dror Poleg & Company Ltd., which is in the strategy, communication and investment consulting business.  From May 2005 to May 2007, Mr. Poleg served as the Online Operations Manager of Standards Group, which is an advertising and marketing agency.  Mr. Poleg established and was the co-owner of the company’s online marketing and advertising departments.  Mr. Poleg received his Bachelor of Arts in Media & Communications from Swinburne University, Melbourne, Australia.

Johann Y. Tse, 43, Director.  Mr. Tse has served as a director since June 2010.  Mr. Tse is the founder and Chief Executive Officer of Aquarian Capital LLC, a financial consultant company focused on helping companies across many industries transform themselves through mergers, acquisitions and direct investments among the U.S., Europe, and Greater China. Mr. Tse has served as the Chief Executive Officer of Aquarian Capital, LLC since April 2005.  Most recently, Mr. Tse was Director of International M&A at Yum! Brands, where he led acquisitions, divestitures and franchising transactions across its quick-service restaurants portfolio. Prior to that, he created and managed the corporate venture capital program for Rohm and Haas Company. Mr. Tse graduated with distinction from the Chinese University of Hong Kong with a degree in Electronics Engineering and has an MBA from INSEAD, Fontainebleau, France.

Feng Wan, 32, Chief Technology Officer. Mr. Wan joined the Company in 2001. Mr. Wan also serves as General Manager of Dalian Vastitude Network Technology Co., Ltd. He graduated from the Central Party School with a Law degree in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the fiscal year ended June 30, 2010, our insiders complied with all applicable filing requirements, except that Messrs. Tse and Poleg each will file a late initial statement of beneficial ownership of securities on Form 3.

Corporate Governance

Board Leadership Structure. Our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  In the future, we may allow two individuals to hold these two positions if the Board of Directors believes that it would be in the best interests of the Company and its stockholders.

Risk Management. The Company’s management is responsible for the day-to-day risk management of the Company.  Management reports to the Board of Directors on the material risks the Company faces when management determines that the Company’s risk profile materially changes.  The Board of Directors uses management’s reports to evaluate the Company’s exposure to risks in light of the Company’s business plan and growth strategies.  The Board of Directors primarily focuses on risks in the areas of operations, liquidity and regulatory changes and compliance, which the Board of Directors believes are the areas most likely to have a potential impact on the Company in a material way.

        Consideration and Determination of Executive and Director Compensation.  The Board of Directors has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers.  In establishing executive officer compensation, the Board of Directors uses its subjective evaluation of the executives’ performance and responsibilities, our overall performance and the Chief Executive Officer’s recommendations.  The Board of Directors has not used any compensation consultant in setting executive salaries, or in determining other components of executive compensation, nor does it seek formally to benchmark the compensation of our executive officers against compensation paid by other companies to their executives.

Management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:

•	evaluating employee performance;
•	preparing information for meetings of the Board of Directors;
•	establishing business performance targets and objectives;
•	providing background information regarding the Company’s strategic objectives; and
•	recommending salary levels and equity awards.

Risk Management related to Compensation Policies and Practices.  We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

Meetings of the Board of Directors.  The Board of Directors consisted of only one member, Mr. Guojun Wang, for almost the entire fiscal year ended June 30, 2010.  As such, Mr. Wang took all corporate action by written consent in lieu of meetings.  Three additional members were added to the Board of Directors on June 18, 2010.  The full Board of Directors held their first meeting in August 2010.  The Board of Directors currently does not have any standing committees.

Director Nominations

The Board of Directors has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the independent directors consider and discuss diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The independent directors generally conceptualize diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities or attributes that contribute to Board of Directors heterogeneity, when identifying and recommending director nominees. The independent directors believe that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its stockholders.

Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

The Company has adopted a Code of Ethics, which applies to all of our directors, executive officers and employees.  The Code of Ethics is filed as an exhibit hereto.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guojun Wang, Chief Executive Officer	2010	44,248	4,425						48,673
	2009	43,904	4,390						48,294

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $6.78 per RMB for 2010 and $6.83 per RMB for 2009, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

In accordance with PRC law, we contribute specified amounts to government-managed benefit plans for our employees. Benefits include pension, medical insurance, disability and unemployment.  The amounts of our contributions are specified by the PRC government based on each employee’s compensation and length of service, up to a maximum required contribution. The PRC government is responsible for the payment of benefits to employees.

Employment Agreements with Named Executive Officers

V-Media has entered into an employment agreement with each of its executive employees.  Each agreement has a term of three years.  Except for salary and bonus, the terms of the agreements are substantially identical and reflect employment standards common in China.  Mr. Guojun Wang, our Chief Executive Officer, receives an annual salary of RMB 300,000 (approximately $44,248), less all applicable taxes and other appropriate deductions.  Mr. Wang is entitled to an annual bonus in an amount of 10% of his annual salary, which must be approved by the Company’s Board of Directors based on the Company’s results of operations.

Director Compensation

For non-executive directors, each director will be paid a base fee of USD 10,000 per year. For each director who serves as the Chair of a Board committee, such director will receive an additional USD 5,000 per year for a total of USD 15,000 in total compensation for the year.  Since non-executive directors are paid quarterly and the Company’s non-executive directors were appointed at the end of the fiscal year, the Company did not pay any non-executive directors during the fiscal year ended June 30, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 21, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and principal executive officer):
Chuk Chung Fuk (2)	7,150,000	25.95%
China Reinv Partners, L.P.(3)	5,497,933	19.96%

Directors and Named Executive Officers:
Guojun Wang (4)	6,850,000	24.86%
Hongwen Liu (4)	0	*
Ming Ma (4)	2,757,600	10.01%
Dror Poleg (4)	0	*
Johann Y. Tse (4)	0	*
Feng Wan (4)	10,000	0.04%
Wei Wang (4)	30,000	0.11%

Directors and Executive Officers as a group (7 persons)	9,647,600	35.02%
_______________

*           Less than 1%.

(1)
Applicable percentage ownership is based on 27,550,001 shares of common stock outstanding as of September 21, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently issuable upon conversion or exercisable within 60 days of September 21, 2010, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address of this stockholder is Room 1105, 11/F., Tower 1, Lippo Center, No. 89 Queensway, Admiralty, Hong Kong.

(3)
Based on a Schedule 13G filed by the indicated holder.  The address of the indicated holder is c/o Oded Har-Even, Zysman Aharoni Gayer & Co./Sullivan & Worcester LLP, 1290 Avenue of the Americas, 29th Floor, New York, NY 10023 U.S.A.

(4)	The address of the indicated holder is c/o Golden Name Commercial Tower, Room 803, No. 68 Renming Road, Zhongshan District, Dalian, China 116001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

    Amounts due to certain stockholders are as follows:

	As of June 30,
	2010	2009
Due to stockholders
Ma, Ming	$97,562	$76,009
Modern Trailer Company	309,669	322,076
Wang, Guojun	29,890	41,460
Liu, Hongwen	-	29,280
Total due to stockholders	$437,121	$468,824

    Modern Trailer Company is the minority stockholder of Dalian Vastitude Modern Transit Media Co., Ltd., which is one of Dalian V-Media’s subsidiaries. The other stockholders listed are officers and directors of the Company.  Each of these stockholders provided funds for the Company’s operations and for advertising material and equipments purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

Director Independence

    The Board of Directors presently consists of four members.   The Board of Directors has determined that the following directors are independent in accordance with the SEC rules governing director independence: Dror Poleg and Johann Y. Tse.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

           Chang G. Park, CPA (“CGP”) served as the company’s independent registered public accounting firm from December 7, 2006 to December 8, 2009.  From December 8, 2009 through January 13, 2010, we engaged Bagell, Josephs, Levine & Company, LLP (“BJL”) to serve as our independent registered public accounting firm.  On January 13, 2010, we were notified that a majority of the partners of BJL joined Friedman LLP ("Friedman").  Consequently, on January 13, 2010, BJL resigned as our independent registered public accounting firm and we engaged Friedman to serve as our principal accounting firm. The fees paid or payable for services rendered by these accounting firms for the past two fiscal years were as follows:

    Audit Fees.  The aggregate fees billed by these accounting firms for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $92,500 for the fiscal year ended June 30, 2010 and $75,000 for the fiscal year ended June 30, 2009.

    Audit-Related Fees.  The aggregate fees billed by these accounting firms related to assurance and related services totaled $0 for the fiscal year ended June 30, 2010 and $0 for the fiscal year ended June 30, 2009.

    Tax Fees.  The aggregate fees billed by these accounting firms for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal year ended June 30, 2010 and $0 for the fiscal year ended June 30, 2009.

    All Other Fees.  The aggregate of all other fees for services provided by these accounting firms were $3,000 for the fiscal year ended June 30, 2010 and $3,000 for the fiscal year ended June 30, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    The following documents are filed as part of this report:

    1.           Financial Statements

    2.           Financial Statement Schedules

          None.

    3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

10.1
Agreement and Plan of Merger, dated December 8, 2009, among the Company and the certain parties listed therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.3
Exclusive Service Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.4
Call Option Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media’s shareholders and subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.5
Shareholders’ Voting Rights Proxy Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and V-Media’s shareholders (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.6
Equity Pledge Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media’s shareholders and subsidiaries (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 9, 2009).^

10.8
Stock Purchase Agreement dated December 8, 2009, by and between the Company and the shareholders listed therein (incorporated by reference to Exhibit 10.13 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.9
Cooperation Agreement between Vastitude (Beijing) Technology Co., Ltd. and Beijing Shidai Lianxin Cultural Propagation Co., Ltd., dated February 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 5, 2010).

10.10
Cooperation Agreement between Dalian Vastitude Media Group Co., Ltd. and Liaoning Daily Newspaper Media Group Co., Ltd., dated February 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on March 5, 2010).

10.11
Contract with Shanghai Vastitude Advertising & Media Co., Ltd. and Shanghai Haosheng Advertising Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 14, 2010) (English translation).

14.1	Code of Ethics.*

21.1	Subsidiaries of the Registrant.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China New Media Corp.

Date: October 13, 2010	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Guojun Wang	Chief Executive Officer and Chairman	October 13, 2010
Guojun Wang	(principal executive officer)

/s/ Hongwei Liu	Chief Financial Officer	October 13, 2010
Hongwei Liu	(principal financial and accounting officer)

/s/ Ming Ma	Director	October 13, 2010
Ming Ma

/s/ Dror Poleg	Director	October 13, 2010
Dror Poleg

/s/ Johann Y. Tse	Director	October 13, 2010
Johann Y. Tse

Exhibit List

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

10.1
Agreement and Plan of Merger, dated December 8, 2009, among the Company and the certain parties listed therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.3
Exclusive Service Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.4
Call Option Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media’s shareholders and subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.5
Shareholders’ Voting Rights Proxy Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and V-Media’s shareholders (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.6
Equity Pledge Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media’s shareholders and subsidiaries (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 9, 2009).^

10.8
Stock Purchase Agreement dated December 8, 2009, by and between the Company and the shareholders listed therein (incorporated by reference to Exhibit 10.13 to the Company’s current report on Form 8-K filed on December 9, 2009).

10.9
Cooperation Agreement between Vastitude (Beijing) Technology Co., Ltd. and Beijing Shidai Lianxin Cultural Propagation Co., Ltd., dated February 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 5, 2010).

10.10
Cooperation Agreement between Dalian Vastitude Media Group Co., Ltd. and Liaoning Daily Newspaper Media Group Co., Ltd., dated February 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on March 5, 2010).

10.11
Contract with Shanghai Vastitude Advertising & Media Co., Ltd. and Shanghai Haosheng Advertising Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 14, 2010) (English translation).

14.1	Code of Ethics.*

21.1	Subsidiaries of the Registrant.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China New Media Corp.

We have audited the accompanying consolidated balance sheet of China New Media Corp. ("the Company") as of June 30, 2010, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended June 30, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010, and the consolidated results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

Marlton, NJ
October 13, 2010

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 355 5900  Fax (856) 396 0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Dalian Vastitude Media Group Co., Ltd.

We have audited the accompanying consolidated balance sheet of Dalian Vastitude Media Group Co., Ltd. (“the Company”) as of June 30, 2009 and the related consolidated statements of income and other comprehensive income, changes in shareholders’ equity and cash flows for the year ended June 30, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and the results of its operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bagell, Josephs, Levine & Company, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey
October 26, 2009

CHINA NEW MEDIA CORP.
  CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of June 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$1,672,017	$147,366
Accounts receivable, net of allowance for doubtful accounts
$62,635 and $62,183	3,388,247	3,026,031
Advance to suppliers	1,050,567	1,732,640
Advance to employee	144,361	43,919
Other current assets	138,257	12,039
Deferred charges-current	636,245	247,569
Deferred tax assets	34,790	-
Total current assets	7,064,484	5,209,565

Property, equipment and construction in progress, net,	13,120,233	7,847,350

Other assets
Security deposits	1,874,363	672,145
Intangible asset, net	93,903	33,843
Deferred charges	1,536,649	989,895
Investment advance	1,887,505	-
Total other assets	5,392,420	1,695,883

Total Assets	$25,577,137	$14,752,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$7,196,112	$2,898,682
Long term loans-current	737,307	585,592
Accounts payable	124,531	825,325
Deferred revenues	1,628,911	3,265,245
Taxes payable	1,395,209	819,150
Accrued expenses and other payables	30,277	73,497
Due to related parties	437,121	468,824
Total current liabilities	11,549,468	8,936,315

Long term loans	442,384	1,171,185

Total Liabilities	11,991,852	10,107,500

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding as of June 30, 2010
and June 30, 2009	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,550,001 and 26,397,934 shares issued and outstanding at
June 30, 2010 and June 30, 2009	2,755	2,640
Subscription receivable	-	(500,000)
Additional paid-in-capital	6,746,071	3,121,186
Accumulated other comprehensive income	94,571	33,115
Retained earnings	5,852,218	1,636,850
Total stockholders' equity	12,695,715	4,293,891
Noncontrolling interest	889,570	351,407
Total stockholders' equity	13,585,285	4,645,298

Total Liabilities and Stockholders' Equity	$25,577,137	$14,752,798

The accompany notes are an integral part of these consolidated financial statements

 CHINA NEW MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (IN US DOLLARS)

	For the years ended June 30,
	2010	2009

Revenues	$13,979,916	$8,418,351

Cost of revenue	(5,821,971)	(3,454,094)

Gross profit	8,157,945	4,964,257

Selling, general and administrative expenses	(1,880,706)	(1,363,966)

Income from operations	6,277,239	3,600,291

Other income (expenses):
Interest income	12,633	1,126
Interest expense	(348,943)	(260,943)
Subsidy Income	29,293	-
Other income	85	-
Other expenses	(56,021)	(8,448)

Total Other income (expenses)	(362,952)	(268,265)

Income before income taxes	5,914,287	3,332,026

Income tax provision (benefit)
- Current	1,494,409	477,868
- Deferred	(34,555)	-
Total income tax provision (benefit)	1,459,854	477,868

Net income	4,454,433	2,854,158

Less: net income attribute to the noncontrolling interest	239,065	23,934

Net income attributable to China New Media Corp.	4,215,368	2,830,224

Other comprehensive income
Foreign currency translation gain	61,456	7,443

Comprehensive income	$4,276,824	$2,837,667

Earnings per share
Basic	$0.16	$0.11
Diluted	$0.15	$0.11
Weighted average number of common shares
Basic	27,031,218	26,397,934
Diluted	28,148,587	26,397,934

The accompany notes are an integral part of these consolidated financial statements

 CHINA NEW MEDIA CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Preferred Stock		Common Stock			Additional	Accumulated Other	Retained earnings
	Par value $0.0001		Par value $0.01		Subscription	paid-in	comprehensive	(Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Receivable	capital	income	deficits)	Interest	Total
Balance at June 30, 2008	1,000,000	$100	26,397,934	$2,640		$2,245,668	$25,672	$(1,193,374)	$296,940	$1,377,646

Subscription receivable					(500,000)					(500,000)
Capital contributions						875,518			30,533	906,051
Net income for the period								2,830,224	23,934	2,854,158
Foreign currency translation gain							7,443		-	7,443

Balance at June 30, 2009	1,000,000	$100	26,397,934	$2,640	$(500,000)	$3,121,186	$33,115	$1,636,850	$351,407	4,645,298

Proceeds from subscription receivable					500,000					500,000
Acquisition of China New Media in the reverse merger			1,102,067	110		(110)
Captial contributions									294,923	294,923
Capital raised in connection with reverse merger						3,500,000				3,500,000
Common stock issued for service			50,000	5		124,995				125,000
Net income for the period								4,215,368	239,065	4,454,433
Foreign currency translation gain							61,456		4,175	65,631

Balance at June 30, 2010	1,000,000	$100	27,550,001	$2,755	$-	$6,746,071	$94,571	$5,852,218	$889,570	$13,585,285

The accompany notes are an integral part of these consolidated financial statements

CHINA NEW MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the years ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,454,433	$2,854,158
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,671,289	746,104
Amortization of stock based compensation expense	125,000	-
Loss on disposal of property and equipment	8,135	-
Defferred tax assets	(34,555)	-
Provision for doubful accounts	-	58,664
Changes in operating assets and liabilities
Accounts receivable	(337,946)	(921,355)
Restricted cash	-	358,402
Other current assets	(149,053)	(4,051)
Advance to employee	(99,448)	-
Security deposit	(1,189,266)	(400,272)
Advance to suppliers	689,974	6,100
Deferred charges	(1,167,766)	(939,894)
Accounts payable	(702,024)	(1,791,823)
Deferred revenues	(1,648,858)	822,133
Taxes payable	566,268	603,434
Accrued expenses and other payables	(43,459)	31,688

Net cash provided by operating activities	2,142,723	1,423,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(73,234)	(33,646)
Advance payment for investment	(1,887,505)	-
Acquisition of property and equipment	(6,598,768)	(4,022,890)

Net cash used in investing activities	(8,559,507)	(4,056,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	4,292,935	906,051
Net proceeds from short-term bank loans	7,176,902	3,335,334
Repayments of short-term bank loans	(2,929,348)	(2,194,299)
Repayments of bank acceptance notes payable	-	(512,003)
Proceeds from related party loans	-	223,623
Repayment of related party loans	(35,883)	-
Net proceeds from long-term bank loans	-	1,170,293
Repayments of long-term bank loans	(585,870)	(292,573)

Net cash provided by financing activities	7,918,736	2,636,426

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	22,699	1,523

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,524,651	4,701

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	147,366	142,665

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,672,017	$147,366

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$772,715	$73,553
Interest paid	$412,387	$187,626

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock granted for service	$125,000	$-

The accompany notes are an integral part of these consolidated financial statements

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND BASIS OF PRESENTAION

China New Media Corp., (“the Company”), formerly known as Golden Key International Inc., is a corporation organized under the laws of the State of Delaware in 1999.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of Hong Kong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing out-door advertising company with dominant operation in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media’s activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group’s shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”)  810, because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-heng is the primary beneficiary of V-Media Group.

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,397,934 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company;

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTAION (Continued)

As a result of the above-mentioned transactions, the shareholders of Fortune-Rich and persons affiliated with V-Media now own securities that represent 96% of the equity in the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Hong Kong Fortune-Rich Investment Co., Ltd. and its subsidiaries will be treated as the continuing entity for accounting purposes.

As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp.” to more effectively reflect our business and communicate our brand identity to customers.

The Company, along with its subsidiaries and VIEs, is engaging in sales, construction and operations of outdoor advertising displays and other alternative media business.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

The noncontrolling interests represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries.

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of outstanding warrants and accrual of allowance of doubtful accounts.  Actual results could differ from those estimates.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Accounts Receivables

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Based upon historical experience and management’s evaluation of outstanding contracts receivable, management has concluded that no reserve for bad debts is required for the years ended June 30, 2010 and 2009.

Property, Equipment and Construction in Progress, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

	Estimated Useful Life	Residual value
Advertising equipment	4-15 years	5%
Automobile	7 years	5%
Computer, office equipment and furniture	5 years	5%
Corporate Boats	7 years	5%

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

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred revenues

Deferred revenues represent cash received in advance from customers according to the contracts for advertising service fees, advertisement production and sponsorship fees. These advances are usually refundable to the customers if the Company is unable to deliver the advertising services. Deferred revenues are recognized as income when services are provided based on the terms of the contracts.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the years ended June 30, 2010 and 2009.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenues.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of advertising services consists primarily of media costs payable under exclusive advertising agreements, depreciation of advertising equipments, business taxes and surcharges and other direct operating costs. Media costs are expensed as incurred.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, office supplies, depreciation expense and employee benefits for administrative staffs.

Foreign currency translation

The Company and Forturn-Rich use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

Income Taxes

The Company recognized deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect managements’ own assumptions based on the best available information.

The carrying amounts of certain financial instruments, including accounts receivable, advances to vendors, other receivables, accounts payable, advance from customers, taxes payable, other payables and accrued liabilities, approximate their fair value due the short-term nature of these items. The Company uses Level 3 method to measure fair value of its long-term assets and liabilities. The carrying amount of the Company’s bank loans approximates the fair value based on the Company's expected borrowing rate with similar remaining maturities and comparable risk in market.

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with services”.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - MAJOR SUPPLIERS

A summary of the major suppliers who provided 10% or more of the Group’s combined purchases is as follows:

	For the year ended June 30,
	2010	2009
Major suppliers
Supplier A	$3,196,028	$3,034,737
Supplier B	1,782,461	1,497,363
Other suppliers	1,886,171	1,689,068
Total Purchases	$6,864,660	$6,221,168

NOTE 4–PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

	As of June 30,
	2010	2009
Advertising equipment	$14,857,020	$8,175,318
Office equipment and furniture	234,428	230,897
Automobiles	597,701	314,796
Corporate boats	314,392	312,125
Subtotal	16,003,541	9,033,136
Less: Accumulated depreciation	(4,362,006)	(3,137,478)
Construction in progress	1,478,698	1,951,692

Total	$13,120,233	$7,847,350

Depreciation expense totaled $ 1,409,898 and $ 641,570 for the years ended June 30, 2010 and 2009, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT ADVANCE

The Company advanced $1,887,505 (approximately RMB 12,800,000) to register a Shanghai subsidiary. The Shanghai subsidiary was established in July 5, 2010. The Shanghai subsidiary will provide advertising service in Shanghai area.

NOTE 6 –SECURITY DEPOSIT

As of June 30, 2010 and 2009, the Company has security deposit balances of $1,874,363 and $672,145, mainly comprised of deposits made to third parties to guaranty the Company’s outstanding loans. (see Notes 10 and 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over the useful terms 3 to 10 years. Amortization expense totaled $13,822 and $1,465 for the years ended June 30, 2010 and 2009, respectively. The accumulated amortization was $5,133 and $19,049 as of June 30, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Year ending June 30,	Expense
2011	$18,698
2012	18,678
2013	7,373
2014	7,373
2015	7,373
Thereafter	34,408
$93,903

NOTE 8 - DEFERRED CHARGES

The Company makes advance payments for the right to construct advertising equipments and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as deferred charges and amortized over the terms of the contracts.

Amortization of deferred charges was $247,569 and $ 103,069 for the years ended June 30, 2010 and 2009, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED CHARGES (Continued)

The projected amortization expense attributed to future periods is as follows:

Year ending June 30,	Expense
2011	$597,905
2012	588,876
2013	398,453
2014	262,051
2015	75,881
Thereafter	211,388
2,134,554
Less: Current Portion	(597,905)

Deferred changes-Noncurrent portion	$1,536,649

 NOTE 9 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended June 30, 2010. The Company had loss carry forwards of approximately $125,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance as of June 30, 2010 was $42,500. The net change in the valuation allowance for US operation during the year ended June 30, 2010 was an increase of $42,500.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

PRC
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries in Beijing, Tianjin and Shenyang have loss carryover and can only be used to offset their own future income. The loss carry forward for those subsidiaries amounted $138,220 as of June 30, 2010.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2009, the Company recognized $ 0 of net deferred tax assets after valuation allowance. In the year ended June 30, 2010, management concluded that it was more likely than not those additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $34,555 for the year ended June 30, 2010.

Significant components of the income tax provision were as follows for the years ended June 30, 2009 and 2008:

	For the years ended June 30,
	2010	2009
Current tax provision
Federal	$-	$-
State	-	-
Foreign	1,494,409	477,868

	1,494,409	477,868

Deferred tax provision, net
Federal	-	-
State	-	-
Foreign	(34,555)	-

	(34,555)	-

Income tax provision	$1,459,854	$477,868

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the years ended June 30, 2010 and 2009 as follows:

	For the year ended June 30,
	2010	2009
United States	$(125,000)	$-
Foreign	6,039,287	3,332,026

	$5,914,287	$3,332,026

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended June 30, 2010 and 2009:

	For the years ended June 30,
	2010	2009
US Statutory rate	34%	34%
Foreign income not recognized in U.S.	(34%)	(34%)
China income tax	25%	25%
Non-deductible expenses	-	1%
Changes in valuation allowance	-	(12%)
Effective tax rate	25%	14%

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its four subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax.

c) Taxes payable at June 30, 2010 and 2009 consisted of the following:

	As of June 30,
	2010	2009
Business tax payable	$187,826	$337,574
Corporate income tax payable	1,199,227	478,233
Other	8,156	3,343

Total taxes payable	$1,395,209	$819,150

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. The Company files income tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of Hongkong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 1999.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	As of June 30,
	2010	2009
a) Loan payable to Harbin Bank	$884,768	$878,389

b) Loan payable to Shanghai Pudong Development Bank	884,768	878,388

c) Loan payable to Dalian Bank Xiguang Branch	1,474,613	1,141,905

d) Loan payable to Industrial and Commercial Bank of China	265,430	-

e) Loan payable to Jinzhou Bank	2,211,920	-

f) Loan payable to Xinye Bank	1,474,613	-

Total short term loans	$7,196,112	$2,898,682

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.37% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank had an original one-year term from   November 10, 2008 to November 10, 2009 at a fixed interest rate of 7.99% per year. This loan has been renewed for another year from November 12, 2009 to November 12, 2010 at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collaterals.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT TERM LOANS (Continued)

c) Loan payable to Dalian Bank Xiguang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from February 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000(approximately $1.9 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with a capitalized cost of RMB17,000,000 (approximately $2.5 million).

f) Loan payable to Xinye Bank is a one-year term loan from June 25, 2010 to June 24, 2011 at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.

The Company was engaged in the following two new short term loans in the subsequent period:

a) Loan payable to Xinye Bank is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong development bank is a one-year term loan from July 1, 2010 to June 17, 2011 with the amount of RMB 1,000,000 (approximately $147 thousand) at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG TERM LOANS

The long term loans include the following:

	As of June 30,
	2010	2009

a) Loan payable to China Development Bank	$294,923	$585,592

b) Loan payable to Dalian Bank	884,768	1,171,185

Total long term loans	$1,179,691	$1,756,777

Less: current portion	(737,307)	(585,592)

Total long term loans noncurrent portion	$442,385	$1,171,185

a) Loan payable to China Development Bank has a four-year term from December 28, 2006 to December 27, 2010 at a fixed interest rate of 7.13% per year. Repayments of equal amounts of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan has been guaranteed by the majority Stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guaranty contract, the Company pledged certain advertising equipment with the value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

b) Loan payable to Dalian Bank has a three-year term from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

Interest expense for the above short-term and long-term loans amounted to $ 348,943 and $ 260,943 for the years ended June 30, 2010 and 2009, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	As of June 30,
	2010	2009

Ma, Ming	$97,562	$76,009
Modern Trailer Company	309,669	322,076
Wang, Guojun	29,890	41,460
Liu,Hongwen	-	29,280
Total	$437,121	$468,824

All of the above individuals are stockholders of the Company. Modern Trailer Company is the minority stockholder of Dalian Vastitude Modern Transit Media Co., Ltd., which is one of Dalian V-Media’s subsidiaries. The stockholders provide funds for the Company’s operations for advertising material and equipment purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

Note 13 - STOCKHOLDERS’ EQUITY

(1) Issuance of Stocks

Prior to the Merger, the Company had 10,862,067 shares of common stock issued and outstanding. The Company cancelled 9,760,000 shares of common stock issued to former stockholders of the Company to spin-off the Company’s previous subsidiary, Deep Rooted Inc.  In connection with the Merger on December 9, 2009, Merger Sub issued 10 shares of the common stock of the Merger Sub which consisted of no more than a 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,397,934 shares of the common stock of the Company so that upon completion of the Merger, the stockholders of Fortune-Rich own approximately 96 % of the common stock of the Company.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - STOCKHOLDERS’ EQUITY (Continued)

On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Fortune-Rich agreed to issue 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich were convertible into 5,497,933 shares of the common stock of the Company upon completion of the Merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which were exchanged for 3,298,760 warrants of the Company upon the completion of the Merger. These warrants are exercisable immediately for the same number of common shares of the Company. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

In January 2010, the Company issued 50,000 common shares to several consultants for their services provided. The fair value of the common shares evaluated at the grant date was $125,000.

(2) Warrants

The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.74% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $1,319,340.

The following is a summary of the warrants activity during the year ended June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, June 30, 2009	-	$-	-	$-
Granted	3,298,760	0.95	4	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2010	3,298,760	$0.95	3.50	$4,123,450

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – EARNINGS PER SHARE

As of June 30, 2010, the Company had 1,000,000 shares of preferred stock, what has not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of June 30, 2010.

The Company has outstanding warrants to acquire 3,298,760 shares of common stock. All the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

The following table sets forth earnings per share calculation:

	For the years ended
	June 30,
	2010	2009
Basic earning per share
Net income attributable to China New Media Corp.	$4,215,368	$2,830,224

Weighted average number of common shares outstanding - Basic	27,031,218	26,397,934

Earnings per share-Basic	$0.16	$0.11

Diluted earnings per share
Net income attributable to China New Media Corp.	$4,215,368	$2,830,224

Weighted average number of common shares outstanding -Basic	27,031,218	26,397,934
Effect of diluted securities-warrant	1,117,369	700.00
Weighted average number of common shares outstanding - Diluted	28,148,587	26,398,634

Earnings per share-Diluted	$0.15	$0.11