Form 10-Q
period 2010-09-30
CHINA NEW MEDIA CORP
filed 2010-11-15
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 000-53027

CHINA NEW MEDIA CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0944402
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dalian Vastitude Media Group 8th Floor, Golden Name Commercial Tower 68 Renmin Road, Zhongshan District Dalian, P.R. China	116001
(Address of Principal Executive Offices)	(Zip Code)

86-0411-8272-8168
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
Yes ☒          No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
    As of November 9, 2010, the Company had outstanding 27,550,001 shares of common stock, $0.0001 par value.

i

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

•	“We,” “us,” “our” and the “Company” refers to China New Media Corp. and its subsidiaries.

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People's Republic of China;

•	“RMB” refers to Renminbi, the legal currency of China; and

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.82633 for September 30, 2009, and $1 = RMB 6.69116 for September 30, 2010, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.8309 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the three months ended September 30, 2009, and $1= RMB 6.7696 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the three months ended September 30, 2010; both of which were based on the average currency conversion rate for each respective quarter.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 CHINA NEW MEDIA CORP.
 (FORMERLY GOLDEN KEY INTERNATIONAL INC.)
  CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
  (UNAUDITED)

	As of
	September 30,	June 30,
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$1,778,195	$1,672,017
Accounts receivable, net of allowance for bad debt
$63,480 and $62,635	3,831,694	3,388,247
Advance to suppliers	1,251,105	1,050,567
Advance to employee	136,992	144,361
Other current assets	532,367	138,257
Deferred tax assets	43,517	34,790
Total current assets	7,573,870	6,428,239

Property, equipment and construction in progress, net	14,450,848	13,120,233

Other assets
Security deposits	1,885,058	1,874,363
Intangible asset, net	102,394	93,903
Billboards use right, net	4,663,358	2,172,894
Investment advance	-	1,887,505
Total other assets	6,650,810	6,028,665

Total Assets	$28,675,528	$25,577,137

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$8,488,812	$7,196,112
Long term loans-current	747,255	737,307
Accounts payable, accrued expenses and other payables	252,633	154,808
Deferred revenues	1,971,845	1,628,911
Taxes payable	1,183,611	1,395,209
Due to related parties	264,122	437,121
Total current liabilities	12,908,278	11,549,468

Long term loans	448,353	442,384

Total Liabilities	13,356,631	11,991,852

Commitments and Contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,550,701 shares issued and outstanding	2,755	2,755
Additional paid-in-capital	6,746,071	6,746,071
Accumulated other comprehensive income	199,989	94,571
Retained earnings	6,937,360	5,852,218
Total stockholders' equity	13,886,275	12,695,715
Noncontrolling interest	1,432,622	889,570
Total stockholders' equity	15,318,897	13,585,285

Total Liabilities and Stockholders' Equity	$28,675,528	$25,577,137

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
 (FORMERLY GOLDEN KEY INTERNATIONAL INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (IN US DOLLARS)
  (UNAUDITED)

For the three months ended September 30,
2010	2009

Revenues	$4,120,750	$3,167,334

Cost of revenue	(1,733,202)	(1,192,967)

Gross profit	2,387,548	1,974,367

Selling, general and administrative expenses	(765,138)	(581,270)

Income from operations	1,622,410	1,393,097

Other income (expenses)
Interest income	1,502	7,778
Interest expense	(156,330)	(69,359)
Other income	65,288	-
Other expenses	(136)	(12,274)

Total Other income (expenses)	(89,676)	(73,855)

Income before income taxes	1,532,734	1,319,242

Income tax provision (benefit)
-	Current	403,558	329,810
-	Deferred	(8,162)	-
395,396	329,810

Net income	1,137,338	989,432

Less: net income attribute to the noncontrolling interest	52,196	81,867

Net income attributable to China New Media Corp.	1,085,142	907,565

Other comprehensive income
Foreign currency translation gain	105,418	3,347

Comprehensive income	$1,190,560	$910,912

Earnings per share
Basic	0.04	0.03
Diluted	0.04	0.03
Weighted average number of common shares
Basic	27,550,701	26,398,634
Diluted	29,274,676	26,398,634

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
 (FORMERLY GOLDEN KEY INTERNATIONAL INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
  (UNAUDITED)

	For the three months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,137,338	$989,432
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	377,619	149,381
Deferred tax benefit	(8,162)	-
Changes in operating assets and liabilities
Accounts receivable	(393,121)	(1,289,994)
Restricted cash	-	(65,877)
Other current assets	(518,205)	(32,900)
Advance to employee	9,209	-
Security deposit	14,426	15,740
Advance to suppliers	(184,204)	327,517
Accounts payable, accrued expenses and other payables	152,730	498,783
Advances from customers	-	353,179
Deferred revenues	317,235	-
Taxes payable	(227,752)	303,994

Net cash provided by operating activities	677,113	1,249,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(11,817)	-
Acquisition of billboards use right	(541,821)	33,050
Acquisition of property and equipment	(1,513,159)	(1,851,922)

Net cash used in investing activities	(2,066,797)	(1,818,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	472,699	292,788
Net proceeds from short-term bank loans	1,477,185	219,591
Proceeds from related party loans	-	44,757
Repayment of related party loans	(178,823)	-
Repayments of long-term bank loans	(295,437)	-

Net cash provided by financing activities	1,475,624	557,136

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	20,238	86

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,178	(12,395)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,017	147,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,778,195	$134,971

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$692,274	$73,607
Interest paid	$156,330	$66,815

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTAION

China New Media Corp., (“the Company”), formerly known as Golden Key International Inc., is a corporation organized under the laws of the State of Delaware in 1999.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing out-door advertising company with dominant operation in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media’s activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered as a Variable Interest Entity (“VIE”)  under Accounting Standards Codification (“ASC”)  810, because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-heng is the primary beneficiary of V-Media Group.

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
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

The condensed interim financial statements contain unaudited information as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2010 and 2009. The unaudited condensed consolidated financial statements of China New Media Corp., (the “Company”) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the year ended June 30, 2010, included in our form 10-K filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

China New Media Corp. established a new subsidiary Shanghai Vastitude Advertising & Media Co., Ltd on July 5, 2010. V-Media Group holds 80% of the new subsidiary’s equity, and Ni, Huiwei holds 20% of its equity.

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

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

	Estimated Useful Life	Residual value
Advertising equipment	4-15 years	0.05
Automobile	7 years	0.05
Computer, office equipment and furniture	5 years	0.05
Corporate Boats	7 years	0.05

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipments and records those advances as advance to suppliers.

Intangible asset

The Company reviews intangible assets and billboards use right for impairment in accordance with the provisions of ASC 360-10, “Impairment or Disposal of Long-Lived Assets.”

There was no impairment of intangible assets and billboards use right at the balance sheet dates. Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the quarters ended September 30, 2010 and 2009.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenues.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of advertising services consists primarily of media costs payable under exclusive advertising agreements, depreciation of advertising equipments and amortization of billboards use right, business taxes and surcharge and other direct operating costs.  Media costs are expensed as incurred.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, office supplies, depreciation expense and employee benefits for administrative staffs.

Foreign currency translation

The Company and Fortune-Rich use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

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

NOTE 3 - MAJOR SUPPLIERS

During the three months ended September 30, 2010, one major supplier provided approximately 13% of the Company’s purchase of raw materials. For the three months ended September 30, 2009, two major suppliers provided approximately 84% of the Company’s purchase of raw materials, with each supplier individually accounting for 39% and 45%, respectively.

NOTE 4–PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Advertising equipment	$15,298,322	$14,857,020
Office equipment and furniture	252,774	234,428
Automobiles	605,766	597,701
Corporate boats	318,633	314,392
Subtotal	16,475,495	16,003,541
Less: Accumulated depreciation	(4,798,174)	(4,362,006)
Construction in progress	2,773,527	1,478,698

Total	$14,450,848	$13,120,233

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $372,941 and $146,418, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 6 –SECURITY DEPOSIT

Security deposit mainly comprised of deposits made to third parties to guaranty the Company’s outstanding loans (see Note 10 and 11). As of September 30, 2010 and June 30, 2010, the Company has security deposit balances of $1,885,058 and $1,874,363, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over the useful terms 3 to 10 years. Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $4,638 and $2,963, respectively.

The projected amortization expense attributed to future periods is as follows:

The year ending September 30,	Expense
2011	$20,146
2012	17,262
2013	8,668
2014	8,668
2015	8,668
Thereafter	38,982
$102,394

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipments and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms 2 to 15 years.

Amortization of billboards use right for the three months ended September 30, 2010 and 2009 was $204,231 and $ 13,955, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 8 – BILLBOARDS USE RIGHT (Continued)

The projected amortization expense attributed to future periods is as follows:

Period ending September 30,	Expense
2011	$841,814
2012	825,604
2013	564,448
2014	491,647
2015	473,880
Thereafter	1,465,965
4,663,358

NOTE 9 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended June 30, 2010. The Company had loss carry forwards of approximately $125,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance as of September 30, 2010 was $42,500.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 9 – TAXES (Continued)

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin and Network have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted $172,050 as of September 30, 2010.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the three months ended September 30, 2010, management concluded that it was more likely than not those additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $8,612 for the three months ended September 30, 2010.

Significant components of the income tax provision were as follows for the three months ended September 30, 2010 and 2009:

	For three months ended September 30,
	2010	2009
Current tax provision
Federal	$-	$-
State	-	-
Foreign	403,558	329,810

	403,558	329,810

Deferred tax provision, net
Federal	-	-
State	-	-
Foreign	(8,162)	-

	(8,162)	-

Income tax provision	$395,396	$329,810

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 9 – TAXES (Continued)

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the three months ended September 30, 2010 and 2009 as follows:

	For three months ended September 30,
	2010	2009
United States	$-	$-
Foreign	1,532,734	1,319,242

	$1,532,734	$1,319,242

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense for the three months ended September 30, 2010 and 2009 was $329,393 and $215,240, respectively.

c) Taxes payable as of September 30, 2010 and June 30, 2010 consisted of the following:

	As at September 30,	As of June 30,
	2010	2010
Business tax payable	$127,548	$187,826
Corporate income tax payable	932,501	1,199,227
Other	123,562	8,156

Total taxes payable	$1,183,611	$1,395,209

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

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

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	September 30, 2010	June 30, 2010
a) Loan payable to Harbin Bank	$896,706	$884,768

b) Loan payable to Shanghai Pudong Development Bank	1,046,156	884,768

c) Loan payable to Dalian Bank Xigang Branch	1,494,509	1,474,613

d) Loan payable to Industrial and Commercial Bank of China	269,012	265,430

e) Loan payable to Jinzhou Bank	2,241,764	2,211,920

f) Loan payable to Xinye Bank	2,540,666	1,474,613

Total short term loans	$8,488,812	$7,196,112

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.37% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One loan had an original one-year term from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $897 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed for another year from November 12, 2009 to November 12, 2010 at a fixed interest rate of 6.37% per year. The other loan is a one-year term loan from July 1, 2010 to June 17, 2011 with the amount of RMB 1,000,000 (approximately $147 thousand) at a fixed interest rate of 6.37% per year. Both loans have been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collaterals.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 10 - SHORT TERM LOANS  (Continued)

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from Febuary 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $1.9 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China had an original one-year term from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan is guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company. The loan was renewed from July 6, 2010 to June 21, 2011 at a fixed interest rate of 6.903% per year.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.5 million).

f) Loan payable to Xinye Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

NOTE 11 - LONG TERM LOANS

The long term loans include the following:

	September 30, 2010	June 30, 2010
a) Loan payable to China Development Bank	$298,902	$294,923

b) Loan payable to Dalian Bank	896,706	884,768

Total long term loans	1,195,607	1,179,691

Less: current portion	747,255	737,307

Total long term loans noncurrent portion	$448,353	$442,384

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	September 30,	June 30,
	2010	2010

Ma, Ming	$-	$97,562
Modern Trailer Company	179,341	309,669
Wang, Mingyi	2,043	-
Meng, Zhaohui	1,806	-
Wang, Guojun	80,932	29,890
Total	$264,122	$437,121

Meng, Zhaohui is an employee of the company and all other individuals are stockholders of the Company. Modern Trailer Company is the minority stockholder of Dalian Vastitude Modern Transit Media Co., Ltd., which is one of Dalian V-Media’s subsidiaries. The stockholders provide funds for the Company’s operations for advertising material and equipment purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

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

(2) Warrants

The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.74% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $5,000,954.

Note 14 – EARNINGS PER SHARE

As of September 30, 2010, the Company had 1,000,000 shares of preferred stock, that has not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of September 30, 2010.

The Company has outstanding warrants to acquire 3,298,760 shares of common stock. All the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

The following table sets forth earnings per share calculation for three months ended September 30, 2010 and 2009:

	For three months ended
	September 30,
	2010	2009
Basic earning per share
Net income attributable to China New Media Corp.	1,085,142	907,565

Weighted average number of common shares outstanding - Basic	27,550,701	26,398,634

Earnings per share-Basic	$0.04	$0.03

Diluted earnings per share
Net income attributable to China New Media Corp.	1,085,142	907,565

Weighted average number of common shares outstanding -Basic	27,550,701	26,398,634
Effect of diluted securities-warrant	1,723,975	-
Weighted average number of common shares outstanding - Diluted	29,274,676	26,398,634

Earnings per share-Diluted	$0.04	$0.03

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

    Our principal executive offices are located at Golden Name Commercial Tower 8th floor, 68 Renmin Road, Zhongshan District, Dalian, P.R. China. Our telephone number is 86-411-8272-8168.

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

    On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. In connection with the acquisition, the Merger Sub issued 10 shares of the common stock of the Merger Sub, which constituted no more than 10% ownership interest in the Merger Sub, and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich in exchange for all of the shares of capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company, so that upon completion of the Merger, the shareholders of Fortune-Rich owned approximately 96% of the common stock of the Company. Effective December 28, 2009, our trading symbol on the OTC Bulletin Board is CMDI.OB.

    Through contractual arrangements between Dalian Guo-Heng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement displayed on mass city transit systems, which includes displays on city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city’s streets and highways; and (4) our proprietary and patented multi-media system, “City Navigator.”

    We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From June 30, 2010 to September 30, 2010, the number of bus and taxi shelters on which we operate and carry our advertisements increased from 764 to 777.  We currently maintain 320 mobile advertisements on buses and 28 mobile displays on Dalian metro-trains. We also operate 52 City Navigators; 3 mega-screen LED screens (approximately 1,356 square feet to 4,306 square feet) and 7 metal billboards across the Dalian urban area; 1 mega-screen LED screen (approximately 947 square feet) in the business district in Shenyang; 1 indoor LED screen (approximately 237 square feet) in Tianjin Railway Station; and 5 billboards in Shanghai.

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

Factors Affecting Our Results of Operations

The increase in our operating results during the period included in the accompanying unaudited financial statements is attributable to a number of factors, including the expansion of our outdoor media network in Tianjin and Shanghai, two of the largest cities in China, and our technical innovation and large-scale media system upgrading.  We expect our business to continue to be driven by the following factors:

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

By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on all aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology; users can enjoy its service from any area covered by its Wi-Fi signals.  We intend to aggressively expand our media platform by launching City Navigator ® Networks in our target cities, such as, Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We plan to promote our brand name, [国域无疆] TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and it is highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen LED displays (approximately 1,076 square feet to 5,382 square feet) at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

•	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;
•	Our ability to expand our network into new locations and additional cities;
•	Our ability to expand our sales force and engage in increased sales and marketing efforts;
•	Our ability to expand our client base through promotion of our services; and
•	Our ability to expand our new systems, including large-screen LED display networks and City Navigator® Networks.

RESULTS OF OPERATIONS

Comparison of Three-Month Periods ended September 30, 2010 and September 30, 2009

The following table shows the operations of the Company on a consolidated basis for the three months ended September 30, 2010 and 2009:

REVENUES	3 Months Ended September 30,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$1,343,057	$1,165,232	$177,825	15.26%
City Transit system Display network	845,562	693,826	151,736	21.87%
Outdoor Billboards	938,327	792,789	145,538	18.36%
City Navigator	292,704	109,746	182,958	166.71%
Other service income (a)	205,428	347,744	-142,316	-40.93%
Subtotal for Dalian District	$3,625,078	$3,109,337	$515,741	16.59%

Shenyang District
Street Fixture and Display network	$59,608	$48,236	$11,372	23.58%
Outdoor Billboards	116,993	9,761	107,232	10.99%
Other service income(a)	9,158	-	9,158	100%
Subtotal for Shenyang District	$185,759	$57,997	$127,762	220.29%

Tianjin District
Outdoor Billboards	$14,476	$-	$14,476	100%
Subtotal for Tianjing District	$14,476	$-	$14,476	100%

Shanghai District
Outdoor Billboards	$295,437	$-	$295,437	100%
Subtotal for Shanghai District	$295,437	$-	$295,437	100%

Total Revenues	$4,120,750	$3,167,334	$953,416	30.10%

(a) Other service income generated by construction & design services and technical services provided by Dalian Vastitude Engineering & Design Co., Ltd. to outside customers.

Sales revenue

During the three months ended September 30, 2010, we had revenues of $4,120,750 as compared to revenues of $3,167,334 during the three months ended September 30, 2009, an increase of $953,416, or 30.1%. The increase was a result of our increased and expanded sales to existing and new customers and the rapid expansion of the scope of our advertising network.  We have secured more desirable locations in Dalian, established a Shanghai operation, created new advertising media platforms and continued our efforts to expand our client base in Shenyang and Tianjin.

Cost of revenues

Our cost of revenues for the three months ended September 30, 2010 increased by $540,234 to $1,733,202 from $1,192,967 for the three months ended September 30, 2009, representing an increase of 45.3%. The increase mainly resulted from our increased sales during the period. Cost of revenue as a percentage of sales revenue for the three months ended September 30, 2010 and 2009 were 42.1% and 37.7%, respectively. The increase was largely due to price increase of advertising materials and a one-time billboards maintenance cost associated with our newly established Shanghai subsidiary. The breakdown of the cost of revenue is as follows:

COST OF REVENUES	3 Months Ended September 30,
	2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$525,249	$417,300	$107,949	25.87%
City Transit system Display network	366,079	274,621	91,458	33.30%
Outdoor Billboards	349,199	317,007	32,192	10.16%
City Navigator	83,500	52,013	31,487	60.54%
Other service cost (b)	175,139	105,661	69,478	65.76%
Subtotal for Dalian District	$1,499,166	$1,166,602	$332,564	28.51%

Shenyang District
Street Fixture and Display network	$9,898	$21,928	$-12,030	-54.86%
Outdoor Billboards	19,426	4,437	14,989	337.82%
Other service cost (b)	1,520	0	1,520	100%
Subtotal for Shenyang District	$30,844	$26,365	$4,479	16.99%

Beijing District
Outdoor Billboards	$15,399	$-	$15,399	100%
Subtotal for Beijing District	$15,399	$-	$15,399	100%

Tianjing District
Outdoor Billboards	$11,860	$-	$11,860	100%
Subtotal for Tianjing District	$11,860	$-	$11,860	100%

Shanghai District
Outdoor Billboards	$175,933	$-	$175,933	100%
Subtotal for Shanghai District	$175,933	$-	$175,933	100%

Total Cost of Revenues	$1,733,202	$1,192,967	$540,235	45.29%

(b) Other service cost attributed to Dalian Vastitude Engineering & Design Co., Ltd. and to Dalian Vastitude Network Technology Co., Ltd. when they provide construction & design services and technical services to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended September 30, 2010 grew by $413,181 or 20.9% to $2,387,548 from $1,974,367 for the same period in 2009. The increase in gross profit was in line with our growth in revenue as we acquired more advertising contracts in 2010 due to the high demand of our outdoor advertising platforms as the Chinese economy transitions toward developing domestic demand. Our gross margin during the three months ended September 30, 2010 and 2009 were 57.9% and 62.3%, respectively. The decrease is mainly due to a one-time billboards maintenance cost associated with our newly established Shanghai subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $765,138 during the three months ended September 30, 2010, an increase of $183,869 or 31.6%, compared to $581,270 for the same period ended September 30, 2009. Our selling, general and administrative expenses were consistent with growth in revenue and during this quarter as we experienced a modest increase in our operating expenses, which was mainly attributed to an increase in our payroll and administrative costs.

Other Expense

Total other expense for the three months ended September 30, 2010 increased $15,821 or 21.4% to $89,676 from $73,855 during the same period of 2009. The increase in other expense was mainly due to the $86,971 increase in interest expense during the period.

Interest Expense

Total interest expense on our bank loans for the three months ended September 30, 2010 and 2009 amounted to $156,330 and $69,359, respectively.

Net Income Attributable to the Company

Net income attributable to the Company was $1,085,142 for the three months ended September 30, 2010 as compared to $907,565 during the three months ended September 30, 2009, representing an increase of 19.6%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings and capital from stockholders. Presently, our principal sources of liquidity were generated from our operations and through bank loans.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our stockholders or from outside sources.

As of September 30, 2010, cash and cash equivalents were $1,778,195, an increase of $106,178 from $1,672,017 as of June 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $677,113 for the three months ended September 30, 2010, while net cash provided by operating activities was $1,249,255 for the three months ended September 30, 2009. The major components of cash provided in operations were related to an increased operating net income offset by an increase in other current assets, increase in account receivables and advance to suppliers, and a decrease in taxes payable.

Cash Used in Investing Activities

Cash used in investing activities was $2,066,797 for the three months ended September 30, 2010 as compared to net cash used in investing activities of $1,818,872 for the three months ended September 30, 2009. The increase was mainly due to the acquisition of billboards use right in Shanghai subsidiary.

Cash Provided by Financing Activities

For the three months ended September 30, 2010, net cash provided by financing activities was $1,475,624 as compared to cash provided by financing of $557,136 for the same period ended September 30, 2009, representing an increase of 164.9%. The increase was primarily due to an increase in short-term bank loans.

Loan Facilities

    Short-Term Loans

    a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.37% per year.  This loan is guaranteed by an unrelated company, Union Chuangye Guaranty Company.

    b) Loan payable to Shanghai Pudong Development bank consists of two loans. One loan had an original one-year term from November 10, 2008 to November 10, 2009 for RMB 6,000,000 (approximately $897,000) at a fixed interest rate of 7.99% per year. This loan has been renewed for another year from November 12, 2009 to November 12, 2010 at a fixed interest rate of 6.37% per year. The other loan is a one-year term loan from July 1, 2010 to June 17, 2011 for RMB 1,000,000 (approximately $147,000) at a fixed interest rate of 6.37% per year. Both loans are guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma, using their personal properties as collateral.

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at a fixed interest rate of 6.90% per year. This loan has been repaid and a new loan was obtained with a one-year term from February 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan is guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with an approximate value of RMB 13,000,000 (approximately $1.9 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China had an original one-year term from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan is guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company. The loan was renewed from July 6, 2010 to June 21, 2011 at a fixed interest rate of 6.903% per year.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan is guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with an approximate value of RMB17,000,000 (approximately $2.5 million).

f) Loan payable to Xinye Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 for RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan is guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 for RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan is guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma, and an unrelated company, Union Chuangye Guaranty Company.

Long-Term Loans

a) Loan payable to China Development Bank has a four-year term from December 28, 2006 to December 27, 2010 at a fixed interest rate of 7.13% per year. Repayments of equal amounts of RMB 2,000,000 (approximately $292,000) are required on January 18, 2008, November 19, 2008, November 19, 2009 and December 27, 2010. This loan is guaranteed by our majority stockholder, Mr. Guojun Wang, and an unrelated company, Dalian Liuhe Guaranty Company. In the guaranty contract, the Company pledged certain advertising equipment with an approximate value of RMB 12.2 million (approximately $1.78 million) to Dalian Liuhe Guaranty Company.

b) Loan payable to Dalian Bank has a three-year term from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $292,000) is required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $439,000) are required on June 23, 2011 and June 25, 2012. This loan is guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

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

    Dalian Guo-Heng and V-Media are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Estimated Useful Life	Residual value
Advertising equipment	4-15 years	0.05
Automobile	7 years	0.05
Computer, office equipment and furniture	5 years	0.05
Corporate Boats	7 years	0.05

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

Intangible asset

The Company reviews intangible assets and billboards use right for impairment in accordance with the provisions of ASC 360-10, “Impairment or Disposal of Long-Lived Assets.”

There was no impairment of intangible assets and billboards use right at the balance sheet dates. Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our reports with the Securities and Exchange Commission (“SEC”) (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon, and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2010.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, the Company continued to implement and monitor the following changes to its internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

•
We evaluated the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China to test and monitor the implementation of our accounting and internal control procedures.

•	We are continuing with the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

•
We began the preliminary implementation of an initiative and training in China to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional US GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

ITEM 4.   RESERVED.

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
_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 2010

CHINA NEW MEDIA CORP.

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer and Chairman
(principal executive officer and duly authorized officer)

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer and Treasurer
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