Form 10-Q
period 2010-12-31
CHINA NEW MEDIA CORP
filed 2011-02-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

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
Yes ☐          No ☒

    As of February 14, 2011, the Company had outstanding 27,550,001 shares of common stock, $0.0001 par value.

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

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.82702 for December 31, 2009, and $1 = RMB 6.60231 for December 31, 2010, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.8291 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the first six months of fiscal year 2009, and $1= RMB 6.7133 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the first six months of fiscal year 2010; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA NEW MEDIA CORP.
  CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
  (UNAUDITED)

	December 31,	June 30,
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$1,242,306	$1,672,017
Accounts receivable, net of allowance for bad debt
$65,613 and $62,635	4,594,533	3,388,247
Advance to suppliers	93,005	1,050,567
Other current assets	1,751,195	282,617
Deferred tax assets	59,327	34,790
Total current assets	7,740,366	6,428,237

Property, equipment and construction in progress, net,	17,171,322	13,120,233

Other assets
Security deposits	1,907,045	1,874,363
Intangible asset, net	98,672	93,903
Billboards use right	5,069,079	2,172,894
Investment advance	-	1,887,505
Total other assets	7,074,796	6,028,665

Total Assets	$31,986,484	$25,577,136

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$8,451,587	$7,196,112
Long term loans-current	454,386	737,307
Accounts payable, accrued expenses and other payables	1,193,011	154,808
Deferred revenues	2,664,258	1,628,911
Taxes payable	1,861,657	1,395,209
Due to related parties	127,431	437,121
Total current liabilities	14,752,330	11,549,467

Long term loans	454,386	442,384

Total Liabilities	15,206,716	11,991,851

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,550,701 shares issued and outstanding	2,755	2,755
Additional paid-in-capital	6,746,071	6,746,071
Accumulated other comprehensive income	349,598	94,571
Retained earnings	8,194,836	5,852,218
Total stockholders' equity	15,293,360	12,695,715
Noncontrolling interest	1,486,408	889,570
Total stockholders' equity	16,779,768	13,585,284

Total Liabilities and Stockholders' Equity	$31,986,484	$25,577,136

The accompany notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (IN US DOLLARS)
  (UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009

Revenues	$9,168,539	$7,133,365	$5,047,789	$3,966,032

Cost of revenue	(3,962,040)	(2,891,813)	(2,228,838)	(1,698,846)

Gross profit	5,206,499	4,241,552	2,818,951	2,267,186

Selling, general and administrative expenses	(1,691,586)	(1,279,416)	(926,447)	(698,146)

Income from operations	3,514,913	2,962,136	1,892,504	1,569,040

Other income (expenses):
Interest income	3,031	8,290	1,529	512
Interest expense	(315,557)	(81,444)	(159,227)	(12,085)
Other income	117,537	94,166	52,249	94,166
Other expenses	(15,424)	(379)	(15,288)	11,895

Total Other income (expenses)	(210,413)	20,633	(120,737)	94,488

Income before income taxes	3,304,500	2,982,769	1,771,767	1,663,528

Income tax provision (benefit)	26.49%	25.21%
- Current	898,516	751,872	494,958	422,062
- Deferred	(23,204)	-	(15,042)	-

Net income	2,429,188	2,230,897	1,291,851	1,241,466

Less: net income attribute to the noncontrolling interest	86,570	189,849	34,374	107,982

Net income attributable to China New Media Corp.	2,342,618	2,041,048	1,257,477	1,133,484

Other comprehensive income
Foreign currency translation gain	255,027	2,951	149,608	(396)

Comprehensive income	$2,597,645	$2,043,999	$1,407,085	$1,133,088

Earnings per share
Basic	0.0850	0.0769	0.0456	0.0427
Diluted	0.0850	0.0758	0.0456	0.0421
Weighted average number of common shares
Basic	27,550,701	26,524,413	27,550,701	26,524,413
Diluted	27,550,701	26,919,593	27,550,701	26,919,593

The accompany notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
  (UNAUDITED)

	For the six months ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,429,188	$2,230,897
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	760,330	400,951
Deferred tax benefit	(23,204)	-
Changes in operating assets and liabilities
Accounts receivable	(1,095,936)	139,739
Restricted cash	-	(65,894)
Other current assets	(1,658,136)	(91,299)
Advance to employee	59,688	-
Security deposit	17,872	7,322
Advance to suppliers	969,766	(1,102,223)
Accounts payable, accrued expenses and other payables	1,060,860	(91,094)
Deferred revenues	974,767	1,621,793
Taxes payable	421,508	888,071

Net cash provided by operating activities	3,916,703	3,938,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(11,917)	-
Acquisition of billboards use right	(2,790,327)	229,535
Advance payment for investment	1,906,665	(647,375)
Acquisition of property and equipment	(4,384,629)	(3,999,017)

Net cash used in investing activities	(5,280,208)	(4,416,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	-	3,500,000
Capital contributions from noncontrolling interest	476,666	-
Net proceeds from short-term bank loans	1,042,707	292,862
Net Proceeds from bank acceptance notes payable	-	65,894
Repayment of related party loans	(320,236)	(154,171)
Repayments of long-term bank loans	(297,916)	(292,862)

Net cash provided by financing activities	901,221	3,411,723

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	32,573	112

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(429,711)	2,933,241

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,017	147,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,242,306	$3,080,607

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$692,274	$73,607
Interest paid	$156,330	$66,815

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

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company;

NOTE 1- BASIS OF PRESENTAION (Continued)

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

The condensed interim financial statements contain unaudited information as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009. The unaudited condensed consolidated financial statements of China New Media Corp., (the “Company”) have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the year ended June 30, 2010, included in the Company's form 10-K filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and the fair value of outstanding warrants and collectability of accounts receivable  Actual results could differ from those estimates.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends.

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

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the quarters ended December 31, 2010 and 2009.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenues.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of advertising services consists primarily of media costs payable under exclusive advertising agreements, depreciation of advertising equipments and amortization of billboards use right, business taxes and surcharges and other direct operating costs. Media costs are expensed as incurred.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, office supplies, depreciation expense and employee benefits for administrative staffs.

Foreign currency translation

The Company and Fortune-Rich and the VIE use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

The carrying amounts of certain financial instruments, including accounts receivable, advances to vendors, other receivables, accounts payable, advance from customers, taxes payable, other payables and accrued liabilities, approximate their fair value due the short-term nature of these items. The Company uses Level 3 method to measure fair value of its long-term liabilities. The carrying amount of the Company’s long term bank loans approximates the fair value based on the Company's expected borrowing rate with similar remaining maturities and comparable risk in market.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

NOTE 3 - MAJOR SUPPLIERS

During the three months ended December 31, 2010, one major supplier provided approximately 12% of the Company’s purchase of advertising materials. For the six months ended December 31, 2010, one major supplier provided approximately 11% of the Company’s purchase of advertising materials.

A summary of the major suppliers who provided 10% or more of the Group’s combined purchases is as follows:

	For the six months ended December 31,
	2010	2009
Major suppliers
Supplier A	$420,729	$1,501,055
Supplier B	279,536	992,244
Other suppliers	3,248,747	687,138
Total Purchases	$3,949,012	$3,180,437

NOTE 4–PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Advertising equipment	$15,968,651	$14,857,020
Office equipment and furniture	303,612	234,428
Office building	311,702
Automobiles	915,588	597,701
Corporate boats	322,921	314,392
Subtotal	17,822,474	16,003,541
Less: Accumulated depreciation	(5,243,569)	(4,362,006)
Construction in progress	4,592,417	1,478,698

Total	$17,171,322	$13,120,233

Depreciation expense was $377,657 and $249,646 for the three months ended December 31, 2010 and 2009, respectively, and totaled $750,598 and $396,064, for the six months ended December 31, 2010 and 2009 respectively.

NOTE 5 –SECURITY DEPOSIT

Security deposit mainly comprised of deposits made to third parties to guaranty the Company’s outstanding loans (see Note 10 and 11). As of December 31, 2010 and June 30, 2010, the Company has security deposit balances of $1,907,045 and $1,874,363, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over the useful terms 3 to 10 years. Amortization expense for the three months ended December 31, 2010 and 2009 amounted to $5,094 and $1,924, respectively, and totaled $9,570 and $4,887 for the six months period ended December 31, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

The period ending December 31,	Expense
2011	$20,417
2012	14,591
2013	8,785
2014	8,785
2015	8,785
Thereafter	37,309
$98,672

NOTE 7 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipments and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms 2 to 15 years.

Amortization of billboards use right for the three months ended December 31, 2010 and 2009 was $258,956, and $176,670, respectively, and totaled $463,187 and $190,625 for the six months ended December 31, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Period ending December 31,	Expense
2011	$1,040,139
2012	1,006,863
2013	642,822
2014	637,795
2015	337,451
Thereafter	1,404,009
5,069,079

NOTE 8 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended June 30, 2010. The Company had loss carry forwards of approximately $125,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance as of December 31, 2010 was $42,500.

The company intends to invest undistributed earnings in foreign subsidiaries indefinitely and these undistributed earnings are essentially permanent in duration.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is subject to income taxes under the current laws of Hong Kong, but the entity has no taxable income as of December 31, 2010 .

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin and Network have loss carryover that can only be used to offset their own future taxable income. The combined loss carry forward for those subsidiaries amounted $146,598 as of December 31, 2010.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the six months ended Decembere 31, 2010, management concluded that it was more likely than not those additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $23,204 for the six months ended December 31, 2010.

Significant components of the income tax provision were as follows for the six months ended December 31, 2010 and 2009:

	For six months ended December 31,
	2010	2009
Current tax provision
Federal	$-	$-
State	-	-
Foreign	898,516	751,872

	898,516	751,872

Deferred tax provision,net
Federal	-	-
State	-	-
Foreign	(23,204)	-

	(23,204)	-

Income tax provision	$875,312	$751,872

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense for the three months ended December 31, 2010 and 2009 was $111,779 and $132,552, respectively, and totaled $441,172 and $347,792 for the six months ended December 31, 2010 and 2009, respectively.

c) Taxes payable at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31,	June 30,
	2010	2010
Business tax payable	$240,260	$187,826
Corporate income tax payable	1,407,554	1,199,227
Other	213,843	8,156

Total taxes payable	$1,861,657	$1,395,209

NOTE 8 – TAXES (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. The Company files income tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of Hongkong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2007.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 9 - SHORT TERM LOANS

The short term loans include the following:

	Dec 31, 2010	Jun 30, 2010
a) Loan payable to Harbin Bank	$908,773	$884,768

b) Loan payable to Shanghai Pudong Development Bank	908,773	884,768

c) Loan payable to Dalian Bank Xigang Branch	1,514,621	1,474,613

d) Loan payable to Industrial and Commercial Bank of China	272,632	265,430

e) Loan payable to Jinzhou Bank	2,271,932	2,211,920

f) Loan payable to Xinye Bank	2,574,856	1,474,613

Total short term loans	$8,451,587	$7,196,112

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from April 27, 2010 to April 26, 2011 at a fixed interest rate of 6.37% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. This loan is also collateralized by certain street fixtures.

b) Loan payable to Shanghai Pudong Development bank had an original one-year term from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $897 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 23, 2010 to November 15, 2011 at a fixed interest rate of 6.37% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collaterals.

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been obtained with one year term from Febuary 9, 2010 to February 8, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $1.97 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been renewed for another year from July 5, 2010 to June 21, 2011 at a fixed interest rate of 6.90% per year. This loan is guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.57 million).

f) Loan payable to Xinye Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.  Both loans are collateralized by certain street fixture and billboards.

NOTE 10 - LONG TERM LOANS

The long term loans include the following:

	Dec 31, 2010	Jun 30, 2010

a) Loan payable to China Development Bank	$-	$294,923

b) Loan payable to Dalian Bank	$908,772	$884,768

Total long term loans	$908,772	$1,179,691

Less: current portion	$454,386	737,307

Total long term loans noncurrent portion	$454,386	$442,384

a)  Loan payable to China Development Bank was repaid on December 27, 2010

b) Loan payable to Dalian Bank has a three-year term from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment of RMB 2,000,000 (approximately $302,924) was required on June 23, 2010 and repayments of equal amount of RMB 3,000,000 (approximately $454,386) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company. This loan is also collateralized by certain properties and street fixture.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	December 31,	June 30,
	2010	2010
Ma, Ming	$3,787	$97,562
Modern Trailer Company	30,292	309,669
Wang, Mingyi	725	-
Meng, Zhaohui	1,943	-
Wang, Guojun	90,684	29,890
Total	$127,431	$437,121

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

Note 12 - STOCKHOLDERS’ EQUITY

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

Note 12 - STOCKHOLDERS’ EQUITY (Continued)

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

(2) Warrants

The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital. There are 3,928,760 warrants outstanding with an exercise price of 0.95 as of December 31, 2010.

(3) Preferred equity

Series A Preferred Stock have an aggregate voting power of 40% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock as long as the Company is in existence. Each holder of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. The Series A Preferred Stock is not subject to any reverse split applicable to the Common Stock of the Company and is not convertible into any other securities.

Series A Preferred Stock have a liquidation value of $1.00 per share. The holders of the Series A Preferred Stock are not entitled to receive dividends per share of Series A Preferred Stock and the Company has no rights to redeem Series A Preferred Stock.

Note 13 – EARNINGS PER SHARE

GAAP requires presentation of basic and diluted earnings per share in conjuction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

As of December 31, 2010, the Company had 1,000,000 shares of preferred stock, that has not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of December 31, 2010.

The Company has outstanding warrants to acquire 3,298,760 shares of common stock. All the outstanding warrants were considered anti-dilutive and weren’t included in the weighted average shares-diluted calculation using the treasury stock method.

The following table sets forth earnings per share calculation for the three and the six months ended December 31, 2010 and 2009:

	For six months ended		For three months ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic earning per share
Net income attributable to China New Media Corp.	$2,342,618	$2,041,048	$1,257,476	$1,133,482

Weighted average number of common shares outstanding - Basic	27,550,701	26,524,413	27,550,701	26,650,193

Earnings per share-Basic	$0.09	$0.08	$0.05	$0.04

Diluted earnings per share
Net income attributable to China New Media Corp.	$2,342,618	$2,041,048	$1,257,476	$1,133,482

Weighted average number of common shares outstanding -Basic	27,550,701	26,524,413	27,550,701	26,650,193
Effect of diluted securities-warrant	0	395,180	0	790,359
Weighted average number of common shares outstanding - Diluted	27,550,701	26,919,593	27,550,701	27,440,552

Earnings per share-Diluted	$0.09	$0.08	$0.05	$0.04

Note 14 – SEGMENT INFORMATION

ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is an outdoor advertising company in China which provides a full range of integrated outdoor advertising services including art design, advertising publishing, daily maintenance and technical upgrading. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that its operating segments can be categorized by geographic locations as well as the format of the outdoor media platforms.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on each reporting segment's revenues, cost of revenues, and gross profit.  Selling expenses and G&A expenses are not separated reviewed to each segment. The CODM does not review balance sheet information to measure the performance of the reportable segments, nor is this part of the segment information regularly provided to the CODM.

Revenue and cost of revenues by segment were as follows:

	For three mohths ended December 31, 2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District

Revenue	$4,513,761	$181,252	$-	$52,479	$300,297
Cost of revenue	(1,855,432)	(181,156)	(15,108)	(16,141)	(161,001)
Gross profit	$2,658,329	$96	$(15,108)	$36,338	$139,296

	For three mohths ended December 31, 2009
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District

Revenue	$3,764,663	$201,369	$-	$-	$-
Cost of revenue	(1,587,072)	(111,774)	-	-	-
Gross profit	$2,177,591	$89,595	$-	$-	$-

	For six months ended December 31, 2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District

Revenue	$8,138,839	$367,011	$-	$66,955	$595,734
Cost of revenue	(3,354,597)	(212,001)	(30,507)	(28,001)	(336,934)
Gross profit	$4,784,242	$155,010	$(30,507)	$38,954	$258,800

	For six mohths ended December 31, 2009
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District

Revenue	$6,874,000	$259,365	$-	$-	$-
Cost of revenue	(2,753,674)	(138,139)	-	-	-
Gross profit	$4,120,326	$121,226	$-	$-	$-

Note 15 – Subsequent event

On January 14, 2011, the company completed an investment approximately RMB 7 million (US$1.05 million) to upgrade a billboard located at Youhao Square in Dalian into a HD LED Screen with size over 140 square meters (approximately 1,506 square feet). This screen becomes the company’s third outdoor HD LED screen in Dalian.

On January 24, 2011, the company acquired the operating rights of a billboard from Shenyang Golden Hotel which is located at key business district on Qingnian Street in Shenyang city. The agreement is for three years and we plan to invest approximately RMB 3 million ($455,000) to upgrade it into a mega-sized LED screen with a size of over 500 square meters (approximately 5,382 square feet).

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

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. In connection with the acquisition, the Merger Sub issued 10 shares of the common stock of the Merger Sub, which constituted no more than 10% ownership interest in the Merger Sub, and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich in exchange for all of the shares of capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into 26,398,634 shares of the common stock of the Company, so that upon completion of the Merger, the shareholders of Fortune-Rich owned approximately 96% of the common stock of the Company. Effective December 28, 2009, our trading symbol on the OTC Bulletin Board is CMDI.OB.

Through the contractual arrangements between Dalian Guo-Heng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with a strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement displayed on mass city transit systems, which includes displays on city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city’s streets and highways; and (4) our proprietary and patented multi-media system, “City Navigator.”

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From September 30, 2010 to December 31, 2010, the number of bus and taxi shelters on which we operate and carry our advertisements increased from 777 to 785.  For the same period, the number of buses that carry our mobile advertisements changed from 320 to 324; the number of mobile displays through Dalian metro-trains increased from 28 to 32. We also operate 52 City Navigators and 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 7 metal billboards across Dalian urban area, 1 mega-screen (88 M2, approximately 947 square feet) LED screen in the business district in Shenyang, 1 indoor LED screen (22 M2, approximately 237 square feet) in Tianjin Railway Station and 5 billboards in Shanghai.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

Name of Subsidiary	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	60%	Dalian	Computer exploitation, technical service and domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design and construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	80%	Shanghai	Advertising company

Factors Affecting Our Results of Operations

The increase in our operating results during the period included in the accompanying unaudited condensed consolidated financial statements is attributable to a number of factors, including our steady expansion of outdoor media network in Dalian, our headquarter, our technical innovation and outdoor media system upgrading.  We expect our business to continue to be driven by the following factors:

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

New Business Development

Billboard Acquisition in Shenyang city

On January 14, 2011, the company completed an investment approximately RMB 7 million (US$1.05 million) to upgrade a billboard located at Youhao Square in Dalian into a HD LED Screen with size over 140 square meters (approximately 1,506 square feet). This screen becomes the company’s third outdoor HD LED screen in Dalian.

On January 24, 2011, we acquired the operating rights of a billboard from Shenyang Golden Hotel which is located at key business district on Qingnian Street in Shenyang city. The agreement is for three years and we plan to invest approximately RMB 3 million ($455,000) to upgrade it into a mega-sized LED screen with a size of over 500 square meters (approximately 5,382 square feet).

Results of Operations

Comparison of Three-Month Periods ended December 31, 2010 and December 31, 2009

The following table shows the operations of the Company on a consolidated basis for the three months ended December 31, 2010 and 2009:
REVENUES	3 Months Ended December 31,
	2010	2009		Difference	% Change
Dalian District
Street Fixture and Display Network	$1,621,365,		$1,231,219	$390,146	31.69%
City Transit system Display Network	966,683		997,755	-31,072	-3.11%
Outdoor Billboards	1,248,353		731,821	516,532	70.58%
City Navigator	425,778		294,029	131,749	44.81%
Other Service Income (a)	251,582		509,839	-258,257	-50.65%
Subtotal for Dalian District	$4,513,761		$3,764,663	$749,098	19.90%

Shenyang District
Street Fixture and Display Network	$73,787		$167,478	$-93,691	-55.94%
Outdoor Billboards	107,465		33,891	73,574	217.09%
Other Service Income(a)	--			--	100%
Subtotal for Shenyang District	$181,252		$201,369	$-20,117	-9.99%

Tianjin District
Outdoor Billboards	$52,479		$-	$52,479	100%
Subtotal for Tianjing District	$52,479	$		$52,479	100%

Shanghai District
Outdoor Billboads	$300,297		$-	$300,297	100%
Subtotal for Shanghai District	$300,297	$		$300,297	100%

Total Revenues	$5,047,789		$3,966,032	$1,081,757	27.28%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Engineering & Design Company to outside customers.

Sales revenue

During the three months ended December 31, 2010, we had revenues of $ 5,047,789 as compared to revenues of $3,966,032  during the three months ended December 31, 2009, an increase of $1,081,757, or 27.3%. Revenue growth was driven by the demand for our outdoor advertising platforms as the Company continues to expand its advertising network in Dalian,Shenyang, Tianjin and Shanghai, , Geographically, for the three months ended December 31, 2010, sales in Dalian, Shenyang, Tianjin and Shanghai district accounts for 89.4% , 3.6%, 1.0% and 6.0% of total sales, compared with 94.9%, 5.1%, 0%, and 0% same period in 2009. Revenue was increased in Dalian, Tianjin and Shanghai district, and partially offset by the decrease in sales through the Street Fixture and Display Network in Shenyang. This decrease was due to the Company’s focus on sales through billboard  platforms in Shenyang city.

Having recognized that the billboard platforms have significant growth potential and attractive profit margin, we will continue to focus our resources on the billboard segment going forward in cities outside of the one in which we are headquartered.

Cost of revenues.

Our cost of revenues for the three months ended December 31, 2010 increased by $529,992 to $2,228,838 from $1,698,846 for the three months ended December 31, 2009, representing an increase of 31.2%. The increase mainly resulted from the increased sales during the period. Cost of revenue as a percentage of sales revenue for the three months ended December 31, 2010 and 2009 were 44.2% and 42.8%, respectively. The increase was largely due to the billboard construction cost in Shenyang and the platform maintenance cost for the city transit system.

The breakdown of the cost of revenue is as follows:

COST OF REVENUES	3 Months Ended December 30,
2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$566,991,	$408,837	$158,154	38.68%
City Transit system Display network	519,642	548,260	-28,618	-5.22%
Outdoor Billboards	436,367	197,912	238,455	120.49%
City Navigator	148,614	129,661	18,953	14.62	%-
Other service cost (b)	183,818	302,403	-118,585	-39.21%
Subtotal for Dalian District	$1,855,432	$1,587,072	$268,360	16.91%

Shenyang District
Street Fixture and Display network	$73,861	$88,302	$-14,441	-16.35%
Outdoor Billboards	107,295	23,473	83,822	357.10%
Other service cost (b)	--	0	13	100%
Subtotal for Shenyang District	$181,156	$111,774	$69,382	62.07%

Beijing District
Outdoor Billboards	$15,108	$	$15,108	100%
Subtotal for Beijing District	$15,108	$	$15,108	100%

Tianjing District
Outdoor Billboards	$16,141	$	$16,141	100%
Subtotal for Tianjing District	$16,141	$	$16,141	100%

Shanghai District
Outdoor Billboards	$161,001	$	$161,001	100%
Subtotal for Shanghai District	$161,001	$	$161,001	100%

Total Cost of Revenues	$2,228,838	$1,698,846	$529,992	31.20%

(b) Other service cost attribute to V-Media Engineering & Design Company and to V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2010 grew by $551,765 or 24.3% to $2,818,951 from $2,267,186 for the same period in 2009. The increase in gross profit was in line with our growth in revenue as we acquired more advertising contracts during the three months ended by December 31, 2010. Our gross margin during the three months ended December 31, 2010 and 2009 were 55.8% and 57.2%, respectively. The decrease is mainly due to the billboard construction cost in our Shenyang subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $926,447 during the three months ended December 31, 2010, an increase of $228,301 or 32.7%, compared to $698,146 for the same period ended December 31, 2009. Our selling, general and administrative expenses were consistent with growth in revenue and during this quarter, we experienced modest increase in our operating expenses, which was mainly attributed to an increase in our payroll and administrative costs.

Other Income (Expenses)

For the three months ended December 31, 2010, we had total other expense of $120,737 compared with total other income of $94,488 during the same period of 2009.  Other expenses were mainly due to the $147,143 increase in interest expense during the period.

Total interest expense on the bank loans for the three months ended December 31, 2010 and 2009, amounted to $159,227 and $12,085, respectively.

Net Income Attributable to the Company

Net income attributable to the Company was $1,257,476 for the three months ended December 31, 2010, as compared with $ 1,133,484  during the three months ended December 31, 2009, representing an increase of 10.9%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was   $1,407,084 during the three months ended December 31, 2010, as compared with $1,133,088 during the three months ended December 31, 2009, an increase of 24.2%. The increase is due to significant currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Operation Results of the Six months Ended December 31, 2010 and 2009

Revenues

We generate revenues from the sale of outdoor advertising on our advertising network. The following table sets the revenues generated from each of our advertising categories for the periods indicated.

REVENUES	6 Months Ended December 31,
	2010	2009		Difference	% Change
Dalian District
Street Fixture and Display network	$2,964,421		$2,396,451	$567,970	23.70%
City Transit system Display network	1,812,244		1,691,581	120,663	7.13%
Outdoor Billboards	2,186,680		1,524,610	662,070	43.43%
City Navigator	718,481,		403,775	314,706	77.94%
Other service income (a)	457,013		857,583	-400,570	-46.71%
Subtotal for Dalian District	$8,138,839		$6,874,000	$1,264,839	18.40%

Shenyang District
Street Fixture and Display network	$133,396		$215,713	$-82,317	-38.16%
Outdoor Billboards	224,381		43,652	180,729	414.02%
Other service income(a)	9,234			9,234	100%
Subtotal for Shenyang District	$367,011		$259,365	$107,646	41.50%

Tianjin District
Outdoor Billboards	$66,955		$-	$66,955	100%
Subtotal for Tianjing District	$66,955	$		$66,955	100%

Shanghai District
Outdoor Billboads	$595,734		$-	$595,734	100%
Subtotal for Shanghai District	$595,734	$		$595,734	100%

Total Revenues	$9,168,539		$7,133,365	$2,035,174	28.53%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Network Technology Company to outside customers.

During the six months ended December 31, 2010, we had revenues of $9,168,539, as compared to $7,133,365 during the six months ended December 31, 2009, an increase of approximately $2,035,174, or 28.53% due to our increased and expanded sale to the existing and new customers in 2010. Our advertising network has been expanding quickly. We obtained more desirable locations in Dalian, Tianjin and Shanghai for advertisements, created new media platforms and continued our efforts to expand our client base in Shenyang.

Cost of Revenue

COST OF REVENUES	6 Months Ended December 31,
2010	2009	Difference	% Change
Dalian District
Street Fixture and Display network	$1,092,241	$826,137	$266,104	32.21%
City Transit system Display network	885,722	822,881	62,841	7.64%
Outdoor Billboards	785,5669	514,919	270,647	52.56%
City Navigator	232,113	181.674	50,439	27.76	%-
Other service cost (b)	358,955	408,064	-49,109	-12.03%
Subtotal for Dalian District	$3,354,597,.6	$2,753.674	$600,923	21.82%

Shenyang District
Street Fixture and Display network	$83,759	$110,230	$-26,471	-24.01%
Outdoor Billboards	126,708	27,910	98,798	353.99%
Other service cost (b)	1,534	0	1,534	100%
Subtotal for Shenyang District	$212,001	$138,139	$73,862	53.47%

Beijing District
Outdoor Billboards	$30,507	$	$30,507	100%
Subtotal for Beijing District	$30,507	$	$30,507	100%

Tianjing District
Outdoor Billboards	$28,001	$	$28,001	100%
Subtotal for Tianjing District	$28,001	$	$28,001	100%

Shanghai District
Outdoor Billboards	$336,934	$	$336,934	100%
Subtotal for Shanghai District	$336,934	$	$336,934	100%

Total Cost of Revenues	$3,962,040	$2,891,813	$1,070,227	37.01%

(b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

During the six months ended December 31, 2010, we had cost of revenue of $3,962,040, as compared with cost of revenue of $2,891,813, an increase of approximately $1,070,227, or 37.01%, reflecting the increase in revenues.  Gross profit rose to $5,206,499 for the six months ended December 31, 2010,  increased 22.75% compared  with the six months ended December 31, 2009.  The main  reasons for the increase of gross profit from 2009 to 2010 are as following: 1) Increased usage of advertising space as we have been able to secure more popular locations and have raised more brand awareness among our customers; and, 2) we are also able to realize more profits on some of our new advertising channels, such as large-screen LED billboards, which have  lower maintenance costs and higher profitability.

Selling, General and Administrative Expenses

Our operating expenses were $1,691,586 for the six months ended December 31, 2010, compared with $1,279,416 during  the six months ended December 31, 2009, an increase of $412,169  or approximately 32.2%.  The increase was mainly due to the increase of salaries and other administrative expenses.

Other Income (Expenses)

For the six months ended December 31, 2010, we had a total other expenses of $210,413 compared with total other income of $20,633 during the same period of 2009.  Other expenses were mainly due to the $234,113 increase in interest expense during the period.

Total interest expense on the bank loans for the six months ended December 31, 2010 and 2009, amounted to $315,557 and $81,444, respectively.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $2,342,618 for the six months ended December 31, 2010, compared with $2,041,048 for the six months ended December 31, 2009, which represents an increase of 14.78%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Comprehensive Income

Also, as a result of a currency translation adjustment gain, our comprehensive income was $2,597,644 for the six months ended December 31, 2010, compared with $2,044,000 for the six months ended December 31, 2009, an increase of 27.1%. The difference between Net Income and Comprehensive Income is due to the significant currency exchange fluctuation.

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

As of December 31, 2010, cash and cash equivalents were $ 1,242,306, a decrease of $429,710 from $ 1,672,017 as of June 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3,916,703 for the six months ended December 31, 2010, compared with  net cash provided by operating activities of  $3,938,263 for the six months ended December 31, 2009. The major components of cash provided in operations were related to the increased net income and accounts payable, a decrease in advance to suppliers, offset by an increase in accounts receivable, and an increase in other current assets

Cash Used in Investing Activities

For the six months ended December 31, 2010, our net cash used in investing activities was $5,280,208 as compared to net cash used in investing activities of $4,416,857 for the six months ended December 31, 2009.  Net cash used in investing activities was mainly attributable to the acquisition of intangible assets and billboards use rights and the addition of property and equipment.

Cash Provided by Financing Activities

For the six months ended December 31, 2010, net cash provided by financing activities was $901,221 as compared to $3,411,723 for the same period ended December 31, 2009. The decrease was mainly attributable to the net proceeds from the private placement of common stock in December 2009, and partially offset by an increase in short-term bank loans in 2010.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to assist in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Accounts Receivables

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends.

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

Foreign currency translation

The Company and Fortune-Rich and the VIE use the United States dollar (“US Dollars”) for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended December 31, 2010, the Company began to implement the following changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

•
We began evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We initiated in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

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

Not applicable.

ITEM 6.   XHIBITS.

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

Date:  February 14, 2011

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

* Filed herewith