Form 10-Q
period 2011-03-31
CHINA NEW MEDIA CORP
filed 2011-05-16
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

    As of May 12, 2011, the Company had outstanding 27,550,001 shares of common stock, $0.0001 par value.

i

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

●	“We,” “us,” “our” and the “Company” refers to China New Media Corp. and its subsidiaries.

●	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

●	“China” and “PRC” refer to the People's Republic of China;

●	“RMB” refers to Renminbi, the legal currency of China; and

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.78144 for June 30, 2010, and $1 = RMB 6.5486 for March 31, 2011, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.8275 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third quarter of fiscal year 2010, and $1= RMB6.66893 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third quarter of fiscal year 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

ii

PART I
FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

CHINA NEW MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
  (UNAUDITED)

	March 31,	June 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$1,591,672	$1,672,017
Accounts receivable, net	6,354,469	3,388,247
Advance to suppliers	110,806	1,050,567
Other current assets	2,406,444	282,618
Deferred tax assets	83,385	34,790
Total current assets	10,546,776	6,428,239

Property, equipment and construction in progress, net,	17,260,787	13,120,233

Other assets
Security deposits	1,922,686	1,874,363
Intangible asset, net	94,340	93,903
Billboards use right	5,024,229	2,172,894
Investment advance	-	1,887,505
Total other assets	7,041,255	6,028,665

Total Assets	$34,848,818	$25,577,137

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$9,284,427	$7,196,112
Current portion of Long term debt	458,113	737,307
Accounts payable, accrued expenses and other payables	1,403,510	154,808
Deferred revenues	2,273,192	1,628,911
Taxes payable	2,545,151	1,395,209
Due to related parties	131,063	437,121
Total current liabilities	16,095,456	11,549,468

Long term debt	458,113	442,384

Total Liabilities	16,553,569	11,991,852

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,550,701 shares issued and outstanding	2,755	2,755
Additional paid-in-capital	6,746,071	6,746,071
Accumulated other comprehensive income	454,586	94,571
Retained earnings	9,585,699	5,852,218
Total stockholders' equity	16,789,211	12,695,715
Noncontrolling interest	1,506,038	889,570
Total equity	18,295,249	13,585,285

Total Liabilities and Equity	$34,848,818	$25,577,137

The accompany notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (IN US DOLLARS)
  (UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010

Revenues	$14,571,264	$11,315,601	$5,402,726	$4,117,441

Cost of revenue	(6,304,608)	(4,423,059)	(2,342,570)	(1,531,246)

Gross profit	8,266,656	6,892,542	3,060,156	2,586,195

Selling, general and administrative expenses	(2,738,538)	(1,853,733)	(1,046,951)	(574,317)

Income from operations	5,528,118	5,038,809	2,013,205	2,011,878

Other income (expenses):
Interest income	3,947	10,580	916	2,290
Interest expense	(491,507)	(180,844)	(175,950)	(99,400)
Other income	166,082	29,374	48,545	-
Other expenses	(15,526)	(4,060)	(103)	(3,679)

Total Other income (expenses)	(337,004)	(144,950)	(126,592)	(100,789)

Income before income taxes	5,191,114	4,893,859	1,886,613	1,911,089

Income tax provision (benefit)
- Current	1,409,685	1,256,564	511,169	504,692
- Deferred	(46,504)	-	(23,300)	-

Net income	3,827,933	3,637,295	1,398,744	1,406,397

Less: net income attribute to the noncontrolling interest	94,452	270,003	7,881	80,154

Net income attributable to China New Media Corp.	3,733,481	3,367,292	1,390,863	1,326,243

Other comprehensive income
Foreign currency translation gain	360,015	4,422	104,989	1,471

Comprehensive income	$4,093,496	$3,371,714	$1,495,852	$1,327,714

Earnings per share
Basic	0.14	0.13	0.05	0.05
Diluted	0.14	0.12	0.05	0.04
Weighted average number of common shares
Basic	27,550,701	26,856,238	27,550,701	27,510,145
Diluted	27,550,701	27,819,139	27,550,701	29,555,377

The accompany notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW MEDIA CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
  (UNAUDITED)

	For the nine months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,827,933	$3,637,295
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,193,100	717,927
Stock based compensation expense		62,500
Loss from disposal of property, plant and equipment		532
Deferred tax benefit	(46,504)	-
Accounts receivable	(2,794,405)	(202,972)
Restricted cash	-	(131,799)
Other current assets	(2,321,774)	(99,515)
Advance to employee	60,086	-
Security deposit	17,991	(285,095)
Advance to suppliers	959,485	(1,524,487)
Accounts payable, accrued expenses and other payables	1,261,601	(139,569)
Deferred revenues	575,784	(963,069)
Taxes payable	1,080,481	1,350,014

Net cash provided by operating activities	3,813,778	2,421,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(11,996)	(71,664)
Acquisition of billboards use right	(804,675)	367,080
Acquisition of property and equipment	(4,786,019)	(5,459,786)

Net cash used in investing activities	(5,602,690)	(5,164,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions	479,837	4,292,886
Proceeds from short-term bank loans	1,799,390	2,635,973
Repayment of short-term bank loans		(2,020,913)
Proceeds from bank acceptance notes payable		219,664
Repayment of bank acceptance notes payable		(153,765)
Repayment of related party loans	(321,034)	(153,250)
Repayments of long-term bank loans	(299,898)	(292,886)

Net cash provided by financing activities	1,658,295	4,527,709

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	50,272	712

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,345)	1,785,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,672,017	147,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,591,672	$1,933,179

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$692,274	$93,493
Interest paid	$491,507	$180,844

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock granted for service	$-	$125,000

The accompany notes are an integral part of these condensed consolidated financial statements.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

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

The acquisition was accounted for as a reverse merger since there was a change of control. Accordingly, Hong Kong Fortune-Rich Investment Co., Ltd. and its subsidiaries will be treated as the continuing entity for accounting purposes.

As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp.” to more effectively reflect our business and communicate our brand identity to customers.

The Company, along with its subsidiaries and VIEs, is engaging in sales, construction and operations of outdoor advertising displays and other alternative media business.

The condensed interim financial statements contain unaudited information as of March 31, 2011 and June 30, 2010 and for the nine months ended March 31, 2011 and 2010. The unaudited condensed consolidated financial statements of China New Media Corp., (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the year ended June 30, 2010, included in our form 10-K filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and allowance of doubtful accounts.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Accounts Receivables

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages are determined by management and based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Equipment and Construction in Progress, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

	Estimated Useful Life	Residual value
Advertising equipment	4-15 years	5%
Automobile	7 years	5%
Computer, office equipment and furniture	5 years	5%
Corporate Boats	7 years	5%

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until a project is completed and ready for intended use.

Advance to suppliers

The Company periodically makes advance payments to certain vendors for purchases of advertising materials and equipment.

Intangible asset

The Company reviews intangible assets and billboard use right for impairment in accordance with the provisions of ASC 360-10, “Plant, Property and Equipment.”

There was no impairment of intangible assets and billboards use right at the balance sheet dates. Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the nine months ended March 31, 2011 and 2010.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenues.

Deferred revenues

Deferred revenues represent cash received in advance from customers according to the contracts for advertising service fees, advertisement production and sponsorship fees. These advances are usually refundable to the customers if the Company is unable to deliver the advertising services. Deferred revenues are recognized as income when services are provided based on the terms of the contracts

Foreign currency translation

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

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

NOTE 3 - MAJOR SUPPLIERS

During the three months ended March 31, 2011, two major suppliers provided approximately 36% and 9% of the Company’s purchase of raw materials.

For the nine months ended March 31, 2011, one major supplier provided approximately 16% of the Company’s purchase of raw materials. For the nine months ended March 31, 2010, two major supplier provided 88.4% of the Company’s purchase of raw materials, with each supplier individually accounted for 50.5% and 37.9%, respectively.

NOTE 4–PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	March 31, 2011	June 30, 2010
Advertising equipment	$16,100,505	$14,857,020
Office equipment and furniture	330,997	234,428
Office building	314,258	-
Transportation	1,248,667	912,093
Subtotal	17,994,427	16,003,541
Less: Accumulated depreciation	(5,717,004)	(4,362,006)
Construction in progress	4,983,364	1,478,698

Total	$17,260,787	$13,120,233

Depreciation expense was $428,454 and $231,496 for the three months ended March 31, 2011 and 2010, respectively, and totaled $1,178,254 and $713,039, for the nine months ended March 31, 2011 and 2010 respectively. Approximately $11.22 million advertising equipment was pledged for short term loans as of March 31, 2011. For the construction in progress, the future estimated expenditures before the assets are placed in service are approximately $3.1 million.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 –SECURITY DEPOSIT

Security deposit is mainly comprised of deposits made to third parties to guaranty the Company’s outstanding loans (see Note 10 and 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over 3 to 10 years. Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $5,118 and $1,629, respectively, and totaled $14,845 and $4,888 for the nine months period ended March 31, 2011 and 2010, respectively.

The projected amortization expense attributed the following:

Twelve months ending March 31,	Amount
2012	$20,584
2013	11,784
2014	8,857
2015	8,857
2016	8,857
Thereafter	35,401
$94,340

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms of 2 to 15 years.

Amortization of billboards use right for the three months ended March 31, 2011 and 2010 was $277,701, and $85,088, respectively, and totaled $762,081 and $ 255,222 for the nine months ended March 31, 2011 and 2010, respectively.

The projected amortization expense attributed to the following:

Twelve months ending March 31,	Amount
2012	$1,255,171
2013	969,492
2014	648,881
2015	555,348
2016	418,179
Thereafter	1,177,158
$5,024,229

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended June 30, 2010. There are no net operating losses for the nine months ended March 31, 2011. The Company had loss carry forwards of approximately $125,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided. The valuation allowance as of March 31, 2011 was $42,500.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin, Shenyang, Engineering and Network have loss carryover that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $327,520 as of March 31, 2011.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the nine months ended March 31, 2011, management concluded that it was more likely than not those additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a deferred income tax benefit of $46,504 for the nine months ended March 31, 2011.

Aggregate undistributed earnings of the Company's subsidiary and VIE in the PRC that are available for distribution to the Company are considered to be indefinitely reinvested under FASB ASC 740, and accordingly, no provision has been made for the PRC dividend withholding taxes or US income taxes that would be payable upon the distribution of such amount to the Company.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - TAXES (Continued)

Significant components of the income tax provision were as follows for the nine months ended March 31, 2011 and 2010:

	For nine months ended March 31,
	2011	2010
Current tax provision
Federal	$-	$-
State	-	-
Foreign	1,409,685	1,256,564

	1,409,685	1,256,564

Deferred tax provision, net
Federal	-	-
State	-	-
Foreign	(46,504)	-

	(46,504)	-

Income tax provision	$1,363,181	$1,256,564

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the nine months ended March 31, 2011 and 2010 as follows:

	For nine months ended March 31,
	2011	2010
United States	$-	$-
Foreign	5,191,114	4,893,859

	$5,191,114	$4,893,859

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% of revenues from providing advertising services. Dalian V-Media’s other subsidiary is only subject to 3% business tax. Total business tax expense for the three months ended March 31, 2011 and 2010 was $262,417 and $205,815, respectively, and totaled $702,977 and $553,600 for the nine months ended March 31, 2011 and 2010, respectively

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - TAXES (Continued)

c) Taxes payable at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31,	June 30,
	2011	2010
Business tax payable	$334,716	$187,826
Corporate income tax payable	1,930,160	1,199,227
Other	280,275	8,156

Total taxes payable	$2,545,151	$1,395,209

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

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	March 31, 2011	June 30, 2010
a) Loan payable to Harbin Bank	$916,226	$884,768

b) Loan payable to Shanghai Pudong Development Bank	916,226	884,768

c) Loan payable to Dalian Bank Xigang Branch	1,527,044	1,474,613

d) Loan payable to Industrial and Commercial Bank of China	274,868	265,430

e) Loan payable to Jinzhou Bank	2,290,566	2,211,920

f) Loan payable to Industrial Bank	2,595,975	1,474,613

g) Loan payable to Jilin Bank	763,522

Total short term loans	$9,284,427	$7,196,112

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year to April 26, 2011 at afixed interest rate of 6.37% per year.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - SHORT TERM LOANS (Continued)

b) Loan payable to Shanghai Pudong Development bank. This loan has been renewed from November 23, 2010 to November 15, 2011 at a fixed interest rate of 6.37% per year. The loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma using their personal properties as collaterals.

c) Loan payable to Dalian Bank Xigang Branch with a one year term from March 14, 2011 to March 11, 2012 at a fixed interest rate of 6.67% per year. The loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $1.99 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China due June 21, 2011 at a fixed interest rate of 6.90% per year. This loan is guaranteed by an unrelated company, Dalian Baifute Xianlan Manufacture Company.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.6 million).

f) Loan payable to Industrial Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.0 million) at a fixed interest rate of 6.10% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

g) Loan payable to Jilin Bank is a one-year term loan from January 30, 2011 to January 29, 2012 at a fixed interest rate of 7.55% per year. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.63 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - LONG TERM DEBT

The long term debt consists of the following:

	March 31, 2011	June 30, 2010
a) Loan payable to China Development Bank	$-	$294,923

b) Loan payable to Dalian Bank	$916,226	$884,768

Total long term loans	$916,226	$1,179,691

Less: current portion	$458,113	737,307

Total long term loans noncurrent portion	$458,113	$442,384

a) Loan payable to China Development Bank was repaid on December 27, 2010.

b) Loan payable to Dalian Bank has a three-year term from May 31, 2009 to June 25, 2012 at a fixed interest rate of 5.94% per year. Repayment in equal installments of RMB 3,000,000 (approximately $458,113) are required on June 23, 2011 and June 25, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	March 31,	June 30,
	2011	2010

Ma, Ming	$3,818	$97,562
Modern Trailer Company	30,541	309,669
Wang, Mingyi	2,087	-
Meng, Zhaohui	1,959	-
Wang, Guojun	92,658	29,890
Total	$131,063	$437,121

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

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2011, the Company had 1,000,000 shares of preferred stock, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of March 31, 2011.

The Company has outstanding warrants to acquire 3,298,760 shares of common stock. All the outstanding warrants were considered antidilutive and weren’t included in the weighted average shares-diluted calculation using the treasury stock method in 2011.

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – EARNINGS PER SHARE (Continued)

The following table sets forth earnings per share calculation:

	For nine months ended		For three months ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic earning per share
Net income attributable to China New Media Corp.	$3,733,481	$3,367,292	$1,390,863	$1,326,243

Weighted average number of common shares outstanding - Basic	27,550,701	26,856,238	27,550,701	27,510,145

Earnings per share-Basic	$0.14	$0.13	$0.05	$0.05

Diluted earnings per share
Net income attributable to China New Media Corp.	$3,733,481	$3,367,292	$1,390,863	$1,326,243

Weighted average number of common shares outstanding - Basic	27,550,701	26,856,238	27,550,701	27,510,145
Effect of dilutive securities-warrant	0	962,901	0	2,045,232
Weighted average number of common shares outstanding - Diluted	27,550,701	27,819,139	27,550,701	29,555,377

Earnings per share-Diluted	$0.14	$0.12	$0.05	$0.04

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

CHINA NEW MEDIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – SEGMENT INFORMATION (Continued)

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

Revenue and cost of revenues by segment were as follows:

	For three months ended March 31, 2011

	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$4,983,472	$110,840		$57,184	$251,230	$5,402,726
Cost of Revenue	(2,072,982)	(9,497)	(15,281)	(40,579)	(144,231)	(2,342,570)
Gross Profit	$2,910,490	$41,343	(15,281)	$16,605	$106,999	$3,060,156

	For three months ended March 31, 2010

	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$3,862,665	$254,776				$4,117,441
Cost of Revenue	(1,414,562)	(116,684)				(1,531,246)
Gross Profit	$2,448,103	$138,092				$2,586,195

	For nine months ended March 31, 2011

	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$13,122,311	$477,851		$124,139	$846,963	$14,571,264
Cost of Revenue	(5,427,579)	(281,497)	(45,788)	(68,580)	(481,164)	(6,304,608)
Gross Profit	$7,694,732	$196,354	(45,788)	$55,559	$365,799	$8,266,656

	For nine months ended March 31, 2010

	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$10,801,460	$514,141				$11,315,601
Cost of Revenue	(4,168,236)	(254,823)				(4,423,059)
Gross Profit	$6,633,224	$259,318	$-	$-	$-	$6,892,542

Note 15 - SUBSEQUENT EVENT

On April 25, 2011, the Company granted its independent director, Stephen Monticelli a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Warrant Shares for the first year (up to an aggregate total of 16,666 shares) will vest following a full year of service as a Non-Executive Director. The Warrant Shares for the second year (up to an aggregate total for years one and two of 33,333 shares) will vest following a second full year of service as a Non-Executive Director. The Warrant Shares for years three through five (up to an aggregate total for all five years of 50,000 shares) will vest following the third full year of service as a Non-Executive Director.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    We are a fast-growing outdoor advertising company in China. We provide a full range of integrated outdoor advertising services, including art design, advertising publishing, daily maintenance and technical upgrading. We believe our well-diversified outdoor advertising media network and our ability to provide advertising services on an integrated basis allow us to target and satisfy client needs at all levels. Founded in 2000, we have grown steadily and expanded our media network into Shenyang, Tianjin, Beijing and Shanghai from our headquarters in Dalian.

    Our principal executive offices are located at Golden Name Commercial Tower 8th floor, 68 Renmin Road, Zhongshan District, Dalian, P.R. China. Our telephone number is 86-411-82728168.

Our Corporate History

    We were originally incorporated as Golden Key International, Inc. under the laws of the State of Delaware on February 18, 1999. Prior to a reverse merger transaction effected on December 8, 2009, we were a development stage company with no revenues or profits.  On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us (the “Acquisition”).  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. In connection with the Acquisition, the Merger Sub issued 10 shares of the common stock of the Merger Sub, which constituted no more than 10% ownership interest in the Merger Sub, and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich in exchange for all of the shares of capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company, so that upon completion of the Merger, the shareholders of Fortune-Rich owned approximately 96% of the common stock of the Company. Effective December 28, 2009, our trading symbol on the OTC Bulletin Board is CMDI.OB.

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

    We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From December 31, 2010 to March 31, 2011, the number of bus and taxi shelters on which we operate and carry our advertisements increased from 785 to 789.  For the same period, the number of buses that carry our mobile advertisements changed from 324 to 331; the number of mobile displays through Dalian metro-trains is 32. We also operate 52 City Navigators and 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 7 metal billboards across Dalian urban area, 1 mega-screen (88 M2, approximately 947 square feet) LED screen in the business district in Shenyang, 1 indoor LED screen (22 M2, approximately 237 square feet) in Tianjin Railway Station and 5 billboards in Shanghai.

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

Factors Affecting Our Results of Operations

    The increase in our operating results during the period included in the accompanying condensed consolidated unaudited financial statements is attributable to a number of factors, including our steady expansion of outdoor media network in Dalian, our headquarter and other selected cities, our technical innovation and outdoor media system upgrading.  We expect our business to continue to be driven by the following factors:

    Increasing Domestic Spending in Outdoor Advertising

    The demand for our advertising time slots is directly related to the outdoor advertising spending in northeast China. The increase in advertising spending is largely determined by the economic conditions in our region. According to the “Statistical Communiqué of the PRC on 2008 National Economic and Social Development” released by National Bureau of Statistics of China on February 26, 2009, China’s economy has experienced rapid growth in the last five years. The annual growth rate has been in the range of 9% to 13%. The domestic retail sales have been growing even faster than any other sectors, with an average annual growth rate of 15.5% in the last 5 years.  The latest government’s economic stimulus plan is aimed at building a domestic consumer-driven economy, which, we believe, is going to generate more demand for outdoor advertising. We expect the outdoor advertising spending in our regional market will maintain its double-digit growth in the years to come.

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

    By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on all aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology, users can enjoy its service from any area covered by its Wi-Fi signals.  We intend to aggressively expand our media platform by launching City Navigator ® Networks in our target cities such as, Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

    Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

    We plan to promote our brand name, [国域无疆]TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, we believe demand for time slots and advertising space on our network will continue to grow.

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

    We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

•	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;
•	Our ability to expand our network into new locations and additional cities;
•	Our ability to expand our sales force and engage in increased sales and marketing efforts;
•	Our ability to expand our client base through promotion of our services; and
•	Our ability to expand our new systems, including large-screen LED display networks and City Navigator® Networks.

Results of Operations

Comparison of Three-Month Periods ended March 31, 2011 and March 31, 2010

The following table shows the operations of the Company on a consolidated basis for the three months ended March 31, 2011 and 2010:

REVENUES	Three Months Ended March 31,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display Network	$1,799,705,	$1,324,835	$474,870	35.84%
City Transit system Display Network	1,050,076	858,011	192,064	22.38%
Outdoor Billboards	1,478,201	1,020,987	457,214	44.78%
City Navigator	521,355	409,145	112,210	27.43%
Other Service Income (a)	134,135	249,687	-115,552	-46.28%
Subtotal for Dalian District	$4,983,472	$3,862,665	$1,120,807	29.02%

Shenyang District
Street Fixture and Display Network	$12,044	$178,711	$-166,667	-93.26%
Outdoor Billboards	98,796	76,065	22,731	29.88%
Other Service Income(a)	-		--	%
Subtotal for Shenyang District	$110,840	$254,776	$-143,936	-56.50%

Tianjin District
Outdoor Billboards	$57,184	$-	$57,184	100%

Shanghai District
Outdoor Billboads	$251,230	$-	$251,230	100%

Total Revenues	$5,402,726	$4,117,441	$1,285,285	31.22%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Engineering & Design Company to outside customers.

Sales revenue

During the three months ended March 31, 2011, we had revenues of $ 5,402,726 as compared to revenues of $4,117,441  during the three months ended March 31, 2010, an increase of $1,285,285, or 31.2%. Revenue growth was driven by the demand for our outdoor advertising platforms as the Company continues to expand its advertising network in Dalian, Shenyang, Tianjin and Shanghai. Geographically, for the three months ended March 31, 2011, sales in Dalian, Shenyang, Tianjin and Shanghai district accounted for 92.2% , 2.1%, 1.0% and 4.7% of total sales, compared with 93.8%, 6.2%, 0%, and 0% same period in 2010. Revenue was increased in Dalian, Tianjin and Shanghai district, and partially offset by the decrease in sales through the Street Fixture and Display Network in Shenyang. This decrease was due to the Company’s focus on sales through billboard platforms in Shenyang city.

Having recognized that the billboard platforms have significant growth potential and attractive profit margin, we will continue to focus our resources on the billboard segment going forward in cities outside of Dalian, in which we are headquartered.

Cost of revenues.

Our cost of revenues for the three months ended March 31, 2011 increased by $811,324 to $2,342,570,representing an increase of 52.98%. The increase mainly resulted from the increased sales during the period. Cost of revenue as a percentage of sales revenue for the three months ended March 31, 2011 and 2010 were 43.4% and 37.2%, respectively. The increase was largely due to the price increase in raw material and the increase of depreciation expense as the Company added new fixed assets.

The breakdown of the cost of revenue is as follows:

COST OF REVENUES	Three Months Ended March 31,
	2011	2010		Difference	% Change
Dalian District
Street Fixture and Display network	$691,827		$429,837	$261,990	60.95%
City Transit system Display network	617,533		461,260	156,273	33.88%
Outdoor Billboards	493,528		286,912	206,616	72.01%
City Navigator	150,678		104,635	46,043	44.00%
Other service cost (b)	119,415		131,919	-12,504	-9.48%
Subtotal for Dalian District	$2,072,981		$1,414,562	$658,419	46.55%

Shenyang District
Street Fixture and Display network	$5,907		$91,302	$-85,395	-93.53%
Outdoor Billboards	63,590		25,382	38,208	150.53%
Other service cost (b)	--		0		%
Subtotal for Shenyang District	$69,497		$116,684	$-47,187	-40.44%

Beijing District
Outdoor Billboards	$15,282	$		$15,282	100%

Tianjing District
Outdoor Billboards	$40,579	$		$40,579	100%

Shanghai District
Outdoor Billboards	$144,231	$		$144,231	100%

Total Cost of Revenues	$2,342,570		$1,531,246	$811,324	52.98%

(b) Other service cost attribute to V-Media Engineering & Design Company and to V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2011 grew by $473,961 or 18.3% to $3,060,156 from $2,586,195 for the same period in 2010. The increase in gross profit was in line with our growth in revenue as we acquired more advertising contracts during the three months ended by March 31, 2011. Our gross margin during the three months ended March 31, 2011 and 2010 were 56.6% and 62.8%, respectively. The decrease is mainly due to the increase in depreciation expense and the billboard construction cost in our Shenyang subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,046,951 during the three months ended March 31, 2011, an increase of $472,634 or 82.3%, compared to $574,317 for the same period ended March 31, 2010. Our selling, general and administrative expenses were consistent with growth in revenue and during this quarter, the increase in our operating expenses was mainly attributed to an increase in our payroll, electricity expense, office expense and fees paid for professional services.

Other Income (Expenses)

For the three months ended March 31, 2011, we had net other expense of $126,592 compared with net other expense of $100,789 for the same period of 2010.  Other expenses mainly consist of the interest expense.

Total interest expense on the bank loans for the three months ended March 31, 2011 and 2010, amounted to $175,950 and $99,400, respectively.

Net Income Attributable to the Company

Net income attributable to the Company was $1,390,863 for the three months ended March 31, 2011, as compared with $1,326,243 for the three months ended March 31, 2010, representing an increase of 4.9%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was   $1,495,852 during the three months ended March 31, 2011, as compared with $1,327,714 during the three months ended March 31, 2010, an increase of 12.7%. The increase is due to significant currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Operation Results of the Nine months Ended March 31, 2011 and 2010

Revenues

We generate revenues from the sale of outdoor advertising on our advertising network. The following table sets the revenues generated from each of our advertising categories for the periods indicated.

	Nine Months Ended March 31,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$4,764,126	$3,786,081	$978,045	25.83%
City Transit system Display network	2,862,320	2,549,592	312,728	12.27%
Outdoor Billboards	3,664,880	2,545,597	1,119,283	43.97%
City Navigator	1,239,836,	812,920	426,916	52.52%
Other service income (a)	591,149	1,107,270	-516,121	-46.61%
Subtotal for Dalian District	$13,122,311	$10,801,460	$2,320,851	21.49%

Shenyang District
Street Fixture and Display network	$145,439	$394,424	$-248,985	-63.13%
Outdoor Billboards	323,116	119,717	203,399	169.90%
Other service income(a)	9,296		9,296	100%
Subtotal for Shenyang District	$477,851	$514,141	$-36,290	-7.06%

Tianjin District
Outdoor Billboards	$124,139	$-	$124,139	100%

Shanghai District
Outdoor Billboards	$846,963	$-	$846,963	100%

Total Revenues	$14,571,264	$11,315,601	$3,255,663	28.77%

(a) Other service income generated by Construction & Design service provided by V-Media Engineering & Design Company and technique service provided by V-Media Network Technology Company to outside customers.

During the nine months ended March 31, 2011, we had revenues of $14,571,264, as compared to $11,315,601 during the nine months ended March 31, 2010, an increase of approximately $3,255,663, or 28.77% due to our increased and expanded sales to the existing and new customers in the nine month period. Our advertising network has been expanded quickly. We obtained more desirable locations in Dalian, Shenyang and Shanghai for advertisements, created new media platforms and continued our efforts to expand our client base in all subsidiaries.

Cost of Revenue

	Nine Months Ended March
	2011	2010		Difference	% Change
Dalian District
Street Fixture and Display network	$1,784,068		$1,255,974	$528,094	42.05%
City Transit system Display network	1,503,255		1,284,141	219,114	17.06%
Outdoor Billboards	1,279,094		801,831	477,263	59.52%
City Navigator	382,791		286,309	96,482	33.70%
Other service cost (b)	478,370		539,982	-61,612	-11.41%
Subtotal for Dalian District	$5,427,578		$4,168,236	$1,259,342	30.21%

Shenyang District
Street Fixture and Display network	$89,666		$201,532	$-111,865	-55.51%
Outdoor Billboards	190,288		53,291	136,997	257,07%
Other service cost (b)	1,544		0	1,544	100%
Subtotal for Shenyang District	$281,498		$254,823	$26,676	10.47%

Beijing District
Outdoor Billboards	$45,788	$		$45,788	100%

Tianjing District
Outdoor Billboards	$68,580	$		$68,580	100%

Shanghai District
Outdoor Billboards	$481,164	$		$481,165	100%

Total Cost of Revenues	$6,304,608		$4,423,059	$1,881,550	42.54%

 (b) Other service cost attribute to V-Media Engineering & Design Company and by V-Media Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

During the nine months ended March 31, 2011, we had cost of revenue of $6,304,608, as compared with cost of revenue of $4,423,059, an increase of approximately $1,881,549, or 42.54%, reflecting the increase in revenues.  Gross profit rose to $8,266,656 for the nine months ended March 31, 2011, increased 19.94% compared with the nine months ended March 31, 2010.  The main reasons for the increase of gross profit from 2010 to 2011 are as following: 1) Increased occupancy of advertising space as we have been able to secure more popular locations and have raised more brand awareness among our customers; and, 2) we are able to realize more profits on some of our new advertising channels, such as large-screen LED billboards, which have lower maintenance costs and higher profitability.

Selling, General and Administrative Expenses

Our operating expenses were $2,738,538 for the nine months ended March 31, 2011, compared with $1,853,733 during the nine months ended March 31, 2010, an increase of $884,805 or approximately 47.7%.  The increase was mainly due to the increase of salaries, electricity expense, office expense and professional services expenses.

Other Income (Expenses)

For the nine months ended March 31, 2011, we had a total other expenses of $337,004 compared with total other expenses of $144,950 during the same period of 2010.  Other expenses mainly consist of the interest expense during the period.

Total interest expense on the bank loans for the nine months ended March 31, 2011 and 2010, amounted to $491,507 and $180,844, respectively.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $3,733,481 for the nine months ended March 31, 2011, compared with $3,367,292 for the nine months ended March 31, 2010, which represents an increase of 10.87%. The increase in net income was mainly attributed to our increase in revenue and our efforts to control the costs.

Comprehensive Income

Also, as a result of a currency translation adjustment gain, our comprehensive income was $4,093,496 for the nine months ended March 31, 2011, compared with $3,371,714 for the nine months ended March 31, 2010, an increase of 21.41%. The difference between Net Income and Comprehensive Income is due to the significant currency exchange fluctuation.

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

As of March 31, 2011, cash and cash equivalents were $ 1,591,672, a decrease of $80,345 from $ 1,672,017 as of June 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3,813,778 for the nine months ended March 31, 2011, compared with  net cash provided by operating activities of  $2,421,762 for the nine months ended March 31, 2010. The major components of cash provided in operations were related to the increased net income, accounts payable and taxes payable, and a decrease in advance to suppliers, offset by an increase in accounts receivable, and an increase in other current assets

Cash Used in Investing Activities

For the nine months ended March 31, 2011, our net cash used in investing activities was $5,602,690 as compared to net cash used in investing activities of $5,164,370 for the nine months ended March 31, 2010.  Net cash used in investing activities was mainly attributable to the acquisition of billboards use rights and the acquisition of property and equipment.

Cash Provided by Financing Activities

For the nine months ended March 31, 2011, net cash provided by financing activities was $1,658,295 as compared to cash provided by financing of $4,527,709  for the same period ended March 31, 2010. The decrease was mainly attributable to the net proceeds from the private placement of common stock taken place in December 2009.

Critical Accounting Policies

Our most critical accounting policies are described in Note 2 to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended March 31, 2011, the Company continued to implement the following changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

•
We continually implement the training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional US GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

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

Date:  May 15, 2011

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