Form 10-K
period 2011-06-30
CHINA NEW MEDIA CORP
filed 2011-09-28
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2010 was approximately $4,341,463.70, based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of September 28, 2011, there were 27,590,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	29

SIGNATURES	31

EXHIBIT INDEX	32

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

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our operation as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies and the ability of our competitors to copy such technologies; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; the sufficiency of our resources in funding our operations; and our liquidity and capital needs.

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

ii

PART I
ITEM 1. BUSINESS.

Overview

We are one of the fastest growing outdoor advertising companies in China. We own and operate various outdoor media network and provide a full range of integrated outdoor advertising services to our clients, including art design, advertising publishing, daily maintenance and technical upgrading. We believe our well-diversified outdoor advertising media network and our ability to provide advertising services on an integrated basis allow us to target and satisfy client needs at all levels. Founded in 2000, we have grown steadily and expanded our media network into Shenyang, Tianjin, Beijing and Shanghai from our headquarters in Dalian.

Our principal executive offices are located at Golden Name Commercial Tower 8th floor, 68 Renmin Road, Zhongshan District, Dalian, P.R. China. Our telephone number is 86-411-82728168.

Our Corporate History

We were originally incorporated as Golden Key International, Inc. under the laws of the State of Delaware on February 18, 1999. Prior to a business combination transaction effected on December 8, 2009, we were a development stage company with no revenues or profits. We had nominal assets and no operations other than maintaining our public company status and searching for the opportunity of a merger or acquisition with a private entity. Management felt it was in the best interests of the Company to abandon our original business plan of becoming a leading cross-platform community portal provider and pursue a direction for the Company that would provide the best return on stockholder investment.

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us (the “Merger”).  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. Upon the completion of the Merger, 26,398,634 shares of the common stock of the Company were issued to the shareholders of Fortune-Rich, which constituted approximately 96% of the common stock of the Company. Effective December 28, 2009, our new trading symbol on the OTC Bulletin Board is CMDI.OB.

Through the contractual arrangements between Dalian Guo-Heng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China; and expanded presence in Beijing, Tianjin and Shanghai. We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement which includes displays on mass city transit system such as city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city’s streets and highways; and (4) our proprietary and patented multi-media system, “City Navigator ® Network.”

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. From June 30, 2010 to June 30, 2011, the number of bus shelters and taxi stops on which we operate and carry our advertisements increased from 764 to 790.  For the same period, the number of buses that carry our mobile advertisements increased from 335 to 336; the number of mobile displays through Dalian metro-trains increased from 28 to 32. As of  June 30, 2011, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 1 mega-screen (88 M2, approximately 947 square feet) LED screen in the business district in Shenyang, 1 indoor LED screen (22 M2, approximately 237 square feet)  in Tianjin Railway Station, and 5 outdoor billboards in Shanghai.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	60%	Dalian	Computer exploitation, technical service, domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design, construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	100%	Shanghai	Advertising company

Intellectual Property

As of June 30, 2011, Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 40 patents in the outdoor advertising display field.  His innovations on billboards, bus and taxi shelters, newsstands and other street fixtures have been vastly used in our outdoor display networks.  Mr. Wang has entered into licensing agreements with V-Media to allow V-Media to use his patents without charge.

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

Marketing

Our marketing staff is trained to work closely with customers such as direct advertisers and advertising agencies. We provide professional and customizing advice to meet customers’ advertising needs.  As of June 30, 2011, we had 40 dedicated sales and marketing personnel. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries.

Competition

We compete with some of the largest advertising companies in China that operate outdoor advertising networks such as JCDecaux China, Clear Media, CBS Outdoor (China) and TOM OMG. We compete primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

Customers

For the fiscal year ended June 30, 2011, we do not have any individual customers accounting for more than 10% of our total revenues. Although our revenues from these advertising clients generally constitute a substantial part of our total revenues, we believe our business is not dependent on any individual advertising client.

Employees

V-Media currently has 139 full-time employees as of June 30, 2011, including 21 in manufacturing, 8 in research and development, 39 in administration and financial department, and 40 in sales, purchasing and marketing.

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

Expansion of Beijing Subsidiary

On February 9, 2010, we entered into a cooperation agreement with Beijing Shidai Lianxin Cultural Propagation Co. Ltd. to cooperate on the nation’s “Hundred-Screens for Strait Information Display Network” Project (the “Hundred Screens Project”), which involves the installation of around 100 large-size LED screens throughout core commercial zones, central business districts, airports and surrounding areas of Beijing. We subsequently set up a new subsidiary in Beijing, Vastitude (Beijing) Technology Co., to launch the Hundred Screens Project. On August 28, 2011, we completed the construction of a 200 square meter (approximately 2,153 square feet) LED screen at Beijing International Airport which will be used primarily for commercial advertisement.

Investment in Le Tian Net

On August 18, 2011, we invested RMB 600,000 or approximately $94,000, in Le Tian Net (www.letian.net, “Letian”), to acquire 20% of the operating rights of the website. Le Tian Net is the third largest online platform in Dalian in terms of influence and website traffic, and it is an integrated platform for information, entertainment, business and transactions. We believe the acquisition will create strong synergy between our entities based on the brand names and popularity.

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

We have a fairly limited operating history in the outdoor advertising business due to the fact that our company was established in 2000. It is difficult to forecast accurately our future revenues and expenses related to this business. We will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from our operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, establish greater market recognition in this business. This will require us to expend significant resources, including capital and management time.

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

We provide advertising service based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

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

 If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted. It could seriously affect our ability to raise money and our ability to uplist to major stock exchange, and your investment in our stock could be rendered worthless.

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

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. The depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets. On the other side, however, the continued appreciation of Renminbi against U.S. dollar will also result in translation gain under US GAPP.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.  We may not be able to hedge effectively against Renminbi appreciation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

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

Our senior management holds a significant percentage of our outstanding voting securities.

Guojun Wang, our Chairman and Chief Executive Officer, and his wife, Ms. Ming Ma, who is President and a director of the board, beneficially own 10,167,600 shares of common stock, which represent 36.8% of the common stock of the Company. Mr. Wang owns 6,850,000 of these shares, which represents 24.8% of the common stock of the Company, and Ms. Ma owns 3,317,600 of these shares, which represents 12.0% of the common stock of the Company. As a result, they possesse significant influence, giving them the ability to prevent significant corporate transactions.  Their ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 8th Floor, Golden Name Commercial Tower, 68 Renmin Road, Zhongshan District, Dalian, P.R. China, 116001. This office consists of approximately 8,987.94 square feet which we leased from Mr. Guojun Wang and Ms. Ming Ma for  a nominal $1 a year. This lease agreement is renewable each year for a one-year period.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol CMDI.OB.  The transfer agent for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, TX 75034.

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

	High ($)	Low ($)
First Quarter ended September 30, 2010	2.35	1.55
Second Quarter ended December 31, 2010	2.00	0.81
Third Quarter ended March 31, 2011	0.82	0.45
Fourth Quarter ended June 30, 2011	0.52	0.25

As of September 26, 2011, there were approximately 275 owners of record of our common stock.

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

Sales of Unregistered Securities

During 2011 we made the following issuances of shares of our common stock in transactions that were not registered under the Securities Act of 1933:

On March 7, 2011, the Company entered into a director appointment agreement with Mr. Stephen Monticelli, pursuant to which, Mr. Monticelli receives an annual grant of 33,333 shares of restricted stock of the Company which will vest one year from the date of grant, and a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Warrant Shares for the first year (up to an aggregate total of 16,666 shares) will vest following a full year of service as a Non-Executive Director.  The Warrant Shares for the second year (up to an aggregate total for years one and two of 33,333 shares) will vest following a second full year of service as a Non-Executive Director.  The Warrant Shares for years three through five (up to an aggregate total for all five years of 50,000 shares) will vest following the third full year of service as a Non-Executive Director.  If Mr. Monticelli is removed, resigns or otherwise does not serve as a director of the Company for the full five year period, then the Holder shall return to the Company on a pro rata basis the number of Warrant Shares received that is proportionate to the number of months remaining in the five-year period.

On March 26, 2011, the Company issued 40,000 restricted shares of its common stock to its employee pursuant to an Employment Agreement the Company entered into with the employee dated as of February 19, 2010.

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

By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on all aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology, users can enjoy its service from any area covered by its Wi-Fi signals.  We are aggressively expanding our media platform by launching City Navigator ® Networks in our target cities, such as, Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We promote our brand name, [国域无疆]TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 M2 to 500 M2, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

As we continue to expand our network, we expect to face a number of challenges. We have expanded our network rapidly, and we, as well as our competitors, have occupied many of the most desirable locations in Dalian. In order to continue expanding our network in a manner that is attractive to potential advertising clients, we must continue to identify and occupy desirable locations and to provide effective channels for advertisers. In addition, we must react to continuous technological innovations in the use of wireless and broadband technology in our network, and changes in the regulatory environment, such as the regulations allowing 100% foreign ownership of PRC advertising companies and new regulations governing cross-border investment by PRC persons.

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

Revenue

The following table shows the operations of the Company on a consolidated basis for the fiscal years ended June 30, 2011 and 2010:

REVENUES	Fiscal Years Ended June 30,
	2011	2010		Difference	% Change
Dalian District
Street Fixture and Display network	$6,629,401		$5,213,848	$1,415,553	27.15%
City Transit system Display network	4,415,623		2,829,692	1,585,931	56.05%
Outdoor Billboards	5,205,074		2,504,101	2,700,973	107.86%
City Navigator	1,773,982		1,689,454	84,528	5%
Other service income (a)	799,083		1,223,412	-424,329	-34.68%
Subtotal for Dalian District	$18,823,163		$13,460,507	$5,362,656	39.84%

Shenyang District
Street Fixture and Display network	$160,602		$399,056	$-238,454	-59.75%
Outdoor Billboards	449,175		80,953	368,222	454.86%
Other service income (a)	$9,356			$9,356	100%
Subtotal for Shenyang District	$619,133		$480,009	$139,124	28.98%

Beijing District
Outdoor Billboards	$54,330			$54,330	100%
Subtotal for Beijing District	$54,330			$54,330	100%

Tianjin District
Outdoor Billboards	$203,473		39,400	164,073	416.43%
Subtotal for Tianjin District	$203,473		39,400	164,073	416.43%

Shanghai District
Outdoor Billboards	$878,265	$		$878,265	100%
Subtotal for Shanghai District	$878,265	$		$878,265	100%

Total Revenues	$20,578,364		$13,979,916	$6,598,448	47.20%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the fiscal year ended June 30, 2011 were $20,578,364, an increase of $6,598,448 or 47.2%, from $13,979,916 for the fiscal year ended June 30, 2010.  The increase in revenues resulted from our increased sales to existing and new customers in fiscal year 2011 based on our expanded outdoor advertising network as we obtained more desirable locations for our outdoor advertising platforms.

For the fiscal year ended June 30, 2011, sales in Dalian district, accounted for 91.5% of our total sales, increased by $5,362,656, or 39.8%, to $18,823,163 from $13,460,507 for the fiscal year ended June 30, 2010. Dalian is the Company’s headquarter. Sales increased across all the company’s outdoor advertising platforms.

Overall sales in Shenyang district increased by 139,124, or 28.98%, to $619,133 from $480,009 for the fiscal year ended June 30, 2010. In Shenyang, sales generated from street furniture and display network decreased 59.8%, or $238,454 compared with same period in 2010, while sales generated from billboards including LED screens increased 454.9%, or $368,222 compared with same period in 2010. This reflected the Company’s strategy of focusing more on high-end outdoor advertising platform.

For fiscal year ended June 30, 2011, sales in Tianjin district increased by 164,073, or 416.4%, to $203,473 from $39,400 for the fiscal year ended June 30, 2010. The Company also generated sales revenue of $54,330 from its Beijing District and $878,265 from its Shanghai District compared with none for the fiscal year ended June 30, 2010.

Cost of Revenue

Cost of revenue for the fiscal year ended June 30, 2011 were $8,976,950, an increase of $3,154,979 or 54.19%, from $5,821,971 for the same period ended June 30, 2010. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 43.6% and 41.6% for the fiscal years ended June 30, 2011 and 2010, respectively.

COST OF REVENUES	Fiscal Years Ended June 30,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$2,487,325	$2,036,048	$451,277	22.16%
City Transit system Display network	2,150,578	1,145,022	1,005,556	87.82%
Outdoor Billboards	1,856,244	727,110	1,129,134	155.29%
City Navigator	586,014	888,912	-302,898	-34.08%
Other service cost (b)	675,359	805,288	-129,929	-16.13%
Subtotal for Dalian District	$7,755,520	$5,602,380	$2,153,140	38.43%

Shenyang District
Street Fixture and Display network	$96,220	$160,434	$-64,214	-40.03%
Outdoor Billboards	261,580	38,906	222,674	572.34%
Other service cost (b)	1,554	0	1,554	100%
Subtotal for Shenyang District	$359,354	$199,340	$160,014	80.27%

Beijing District
Outdoor Billboards	$109,827	$-	$109,827	100%
Subtotal for Beijing District	109,827		109,827	100%

Tianjin District
Outdoor Billboards	$130,889	20,251	$110,638	546.33%
Subtotal for Tianjin District	$130,889	20,251	$110,638	546.33%

Shanghai District
Outdoor Billboards	$621,360	$-	$621,360	100%
Subtotal for Shanghai District	621,360		621,360	100%

Total Cost of Revenue	$8,976,950	$5,821,971	$3,154,979	54.19%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the fiscal year ended June 30, 2011 increased by $3,443,469, or 42.2%, to $11,601,414, as compared to $8,157,945 for the fiscal year ended June 30, 2010.  The increase in gross profit was attributable to the revenue increase.  Gross profit margin was approximately 56.4% and 58.4% for the fiscal year ended June 30, 2011and 2010, respectively. The slight decline in gross profit percentage during 2011 compared with 2010 was mainly due to the increased maintenance cost of advertising equipment, and the increase of labor and raw material cost during the fiscal year ended June 30, 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, rent expenses and related administrative expenses. SG&A expenses were $4,048,022 for the fiscal year ended June 30, 2011, as compared to $1,880,706 for the year ended June 30, 2010, an increase of $2,167,316 or 115.2%.  This increase was due to increased sales effort from the Company which is in line with the increase in total revenue, higher maintenance and professional fees as being a public company, and other expenses related to the growth of business.

Income from Operations

Income from operations was $7,553,392 for the year ended June 30, 2011 as compared to $6,277,239 for the year ended June 30, 2010, an increase of $1,276,153 or 20.3%. The increase was mainly due to our increase in total revenue.

Other Income (Expense)

Total other expenses were $776,552 for the year ended June 30, 2011 as compared to total other expenses of $362,952 for the year ended June 30, 2010, an increase of $413,599, or 114.0%. The increase is due to the increased interest expense due to higher average loan balance for current year ended June 30, 2011.

Income Before Income Taxes

Income before income taxes was $6,776,840 for the year ended June 30, 2011 as compared to $5,914,287 for the year ended June 30, 2010, an increase of $862,553 or 14.6%.

Income tax provision

Income tax provision was $1,810,240 for the year ended June 30, 2011 as compared to $1,459,854 for the year ended June 30, 2010, an increase of $350,386 or 24.0%. The income tax increase was mainly due to our increased income from ordinary business operations.

Net Income attributable to China New Media Corp.

Net income attributable to China New Media Corp. for the fiscal year ended June 30, 2011was $4,871,885, an increase of $656,517, or 15.6%, compared to net income of $4,215,368 for the fiscal year ended June 30, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 23.7% and 30.2% for the fiscal year ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity is generated from our operations and bank loans.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

As of June 30, 2011, the Company’s cash and cash equivalents amounted to $ 1,808,880, an increase of $136,864 from $1,672,017 as of June 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $6,748,205 for the fiscal year ended June 30, 2011, an increase of $3,437,716 from $3,310,489 for the fiscal year ended June 30, 2010. The increase was mainly due to an increase in net income and a decrease in other current assets, and partially offset by an increase in accounts receivable, accounts payable and a decrease in taxes payable.

Cash Used in Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2011 was $9,589,263 as compared to cash used in investing activities of $9,727,274.  Net cash used in investing activities for 2010 and 2011was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the year ended June 30, 2011, net cash provided by financing activities was $2,899,297 as compared to cash provided by financing of $7,918,736 for the year ended June 30, 2010. This was due to the private financing dated November 23, 2009, which caused cash inflow of $4,292,935 for the year ended June 30, 2010.

Loan Facility

Short-Term Loans

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% at June 30, 2011.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $928 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 23, 2010 to November 15, 2011 at a variable interest rate of 7.57% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.55 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $2.01 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been repaid on June 2011.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from April 21, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.6 million).

f) Loan payable to Industrial Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan has been repaid on June 24, 2011. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been guaranteed by the Company’s major stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.63 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a fixed interest rate of 8.52% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

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

Impact of Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended June 30, 2011 and 2010 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Based upon, and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

Notwithstanding management’s assessment that the internal control over financial reporting was ineffective as of June 30, 2011 due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting section below, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present its financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

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

Management’s conclusion was based on the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards. The current accounting team is professional and experienced in accounting requirements and procedures generally accepted in the PRC, but is less experienced in applying the U.S. GAAP standard and reporting requirements. The Staff needs additional training to become experienced in U.S. GAAP. In addition, due to the Company’s size, there is certain degree of lack of segregation of duties between functions. Segregation of all conflicting duties may not always be possible and may not be economically feasible.

In order to correct the foregoing deficiencies, the Company has taken the following remediation measures:

●           To improve its financial system, management of the Company started to look for more experienced accounting professional who are familiar with US GAAP Standard and reporting requirements.

●           To the extent practicable in the segregation of duties, the Company designed procedures to enhance the independent performance by separate individuals of different tasks, such as in the custody of assets and the recording of transactions.

Changes in Internal Control over Financial Reporting

Through the past fiscal year, we have been implementing the following changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

●           We began the search for an experienced internal control manager for the Company to lead the testing and implementation of our accounting and internal control procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth certain information with respect to our directors and executive officers.

Name	Age	Positions with the Company
Guojun Wang	47	Chief Executive Officer and Chairman of the Board
Hongwen Liu	44	Chief Financial Officer
Ming Ma	45	President and Director
Dror Poleg	32	Director
Johann Y. Tse	44	Director
Stephen Monticelli	56	Director
Feng Wan	34	Chief Technology Officer

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify.  All executive officers serve at the pleasure of the Board of Directors.

Guojun Wang, 47, Chairman and Chief Executive Officer. Mr. Wang has served as our Chairman and Chief Execuitve Officer since December 2009.  Before Mr. Wang founded V-Media in September 2000, he had served as President of Dalian Pacific Advertisement Co., Ltd. for 11 years. With his more than 20 years of experience in the Chinese media and advertising industry and his success in building and managing one of the largest regional outdoor media companies in China, Mr. Wang was elected Vice Chairman of China Advertising Association of Commerce in 2007. He graduated from Northeastern University of Finance & Economics with a bachelor’s degree in Economics in 1988.  Mr. Wang’s role as the founder of the Company provides the Board of Directors with considerable institutional knowledge and an important long-term perspective on the Company and our industry as a whole.

Hongwen Liu, 44, Chief Financial Officer. Mr. Liu joined the Company as Chief Financial Officer in December 2009.  Prior to that, he served as Deputy Director of Dalian Da-xin Accounting Firm for nine years. Mr. Liu graduated from the Computer-Based Accounting Department of Dalian Radio and Television University in July 1991.

Ming Ma, 45, President and Director. Ms. Ma has served as our President since December 2009 and became a director in June 2010.  Ms. Ma  has been in charge of V-Media’s daily operation since its inception in September 2000. Prior to that, she had served as Sales Manager in Dalian Pacific Advertisement Co. Ltd. Ms. Ma graduated from Dalian Institute of Finance Trade Union in 1991.  Ms. Ma’s many years of experience in the advertising industry provides the Board of Directors with valuable insight into our industry.  Ms. Ma is the wife of Mr. Wang, our Chairman and Chief Executive Officer.

 Stephen Monticelli, 56, Director.  Mr. Monticelli has an investment career spanning 23 years and encompassing both private and public equity.   Mr. Monticelli founded Mosaic in 1996 and launched its first two funds in 1998.  The Mosaic China Fund was launched in 2010.  His investment career began in 1987 when he joined The Fremont Group as a Principal.  He was later a Managing Director with Baccharis Capital, a venture capital firm.   Prior to his investment career, Mr. Monticelli was a management consultant with Marakon Associates and a certified public accountant with Deloitte and Touche.  Mr. Monticelli holds a BS and an MBA from the Haas School of Business at the University of California at Berkeley. Mr. Monticelli also serves on the Board of Directors and Chair of the Audit Committee of China Linen Textile Industries Ltd (CTXIF on the OTC:BB), a manufacturer of linen fabrics based in Harbin, China.

Dror Poleg, 32, Director. Mr. Poleg has served as a director since June 2010.  Mr. Poleg has extensive experience in corporate strategy and cross-cultural communication, as well as nearly 10 years of advertising and marketing experience. Currently, Mr. Poleg is the Vice President of Leasing & Marketing at GTC Real Estate China, a subsidiary of one of the largest development groups in Europe.  Mr. Poleg has worked with GTC Real Estate China since August 2007 and started as the Marketing Director.   From August 2007 to August 2010, Mr. Poleg served as the China Marketing Director of Kardan N.V., a Dutch investment group that is traded on NYSE Euronext and invests in real estate and infastructure.  From March 2007 to the present, Mr. Poleg has served as the founder and Director of Dror Poleg & Company Ltd., which is in the strategy, communication and investment consulting business.  From May 2005 to May 2007, he served as the Online Operations Manager of Standards Group, an advertising and marketing agency.  Mr. Poleg received his Bachelor of Arts in Media & Communications from Swinburne University, Melbourne, Australia.

Johann Y. Tse, 44, Director.  Mr. Tse has served as a director since June 2010.  Mr. Tse is the founder and Chief Executive Officer of Aquarian Capital, LLC, a consulting firm focused on cross-border mergers and acquisitions, joint ventures or direct investment between companies from the U.S., Europe, Greater China, and beyond. Mr. Tse was previously Director of International M&A at Yum! Brands, where he led acquisitions, divestitures and franchising transactions across its quick-service restaurants portfolio. Earlier, he created and managed the corporate venture capital program for Rohm and Haas Company. Mr. Tse graduated with distinction from the Chinese University of Hong Kong in Electronics Engineering and has an MBA from INSEAD, Fontainebleau, France.

Feng Wan, 34, Chief Technology Officer. Mr. Wan also serves as General Manager of Dalian Vastitude Network Technology Co., Ltd. Mr. Wan joined the Company in 2001, He provides technical and manangement services for the Company because of his broad industry experiences. He graduated from the Central Party School with a Law degree in 2000.

Family Relationships

Mr. Guojun Wang and Ms. Ming Ma are husband and wife.

Involvement in Certain Legal Proceedings

None.

Code of Business Conduct and Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (i.e., our principal executive officer) and our Chief Financial Officer (i.e., our principal accounting officer and principal financial officer). A copy of the Code of Ethics is available on the Company’s website http://en.gywj.cn.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the fiscal year ended June 30, 2010, our insiders complied with all applicable filing requirements, except that on January 27, 2011, Mr. Guojun Wang and Ms. Ming Ma each filed a late statement of changes in beneficial ownership on Form 4 for the release of the escrow shares of the common stock of the Company pursuant to an Escrow Agreement dated December 8, 2009 with certain investors of the Company.

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

Board and the Board Committees:

Our Board of Directors currently consists of five members: Mr. Guojin Wang, Ms. Ming Ma, Mr. Dror Poleg, Mr. Johann Y. Tse and Mr. Stephen Monticelli. We do not have a standing nominating, audit or compensation committee. As a small public company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with nominating, audit and compensation committees.

Nominating Committee Functions -- Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively. Currently, the Company does not have a separate nominating committee. The Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary. In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.  In evaluating a director candidate, our Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishment and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. The Company believes that each of the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively. .

Audit Committee Functions -- Currently we do not have an audit committee. The Board has determined that Mr. Stephen Monticelli is an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Board of Directors.

Compensation Committee Functions--We do not have a compensation committee due to the small size of the board. Rather, the full Board of Directors participates in deliberations concerning executive compensation and establishes the compensation and benefit plans and programs of the Company. In establishing executive officer compensation, the Board of Directors uses its subjective evaluation of the executives’ performance and responsibilities, our overall performance and the Chief Executive Officer’s recommendations.  The Board of Directors has not used any compensation consultant in setting executive salaries, or in determining other components of executive compensation, nor does it seek formally to benchmark the compensation of our executive officers against compensation paid by other companies to their executives. We do not currently have a written compensation committee charter or similar document. Mr. Guojun Wang and Ms. Ming Ma are board members and also our employee. Their compensation was decided by the employment agreements they entered into with the Company before the business combination.

Independent Directors

Our Board has determined that Messrs. Dror Poleg, Hohann Y. Tse and Stephen Monticelli are “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guojun Wang, Chief Executive Officer	2011	$45,249	$4,525						$49,774
	2010	44,248	4,425						48,673

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $6.63 per RMB for 2011 and $6.78 per RMB for 2010, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

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

Director Compensation

For Messrs. Poleg and Tse, each of them is paid a base fee of USD 10,000 per year. If a Board committee is established and they become a Chair, they will receive an additional USD 5,000 per year for a total of USD 15,000 in total compensation for the year.  Mr. Monticelli receives $2,500 per month as cash compensation, an annual grant of 33,333 shares of restricted stock of the Company which vests one year from the date of grant, and a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. Mr. Guojun Wang and Ms. Ming Ma did not receive compensation for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 28, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and principal executive officer):
Chuk Chung Fuk (2)	6,590,000	23.89%
China Reinv Partners, L.P.(3)	5,497,933	19.93%

Directors and Named Executive Officers:
Guojun Wang (4)	6,850,000	24.83%
Hongwen Liu (4)	0	*
Ming Ma (4)	3,317,600	12.02%
Dror Poleg (4)	0	*
Johann Y. Tse (4)	0	*
Stephen Monticelli(4)	0	*
Feng Wan (4)	10,000	0.04%
Wei Wang (4)	30,000	0.11%

Directors and Executive Officers as a group (8 persons)	10,207,600	37.00%
_______________

*           Less than 1%.

(1)
Applicable percentage ownership is based on 27,590,001 shares of common stock outstanding as of September 28, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently issuable upon conversion or exercisable within 60 days of September 28, 2011, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Amounts due to certain stockholders are as follows:

	As of June 30,
	2011	2010
Due to stockholders
Ma, Ming	$--	$97,562
Modern Trailer Company	--	309,669
Wang, Caiqin	116,038	29,890
Wang, Guojun	42,259	29,890
Total due to stockholders	$158,297	$437,121

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

Audit Fees.  The aggregate fees billed by these accounting firms for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $135,000 for the fiscal year ended June 30, 2011 and $92,500 for the fiscal year ended June 30, 2010.

Audit-Related Fees.  The aggregate fees billed by these accounting firms related to assurance and related services totaled $0 for the fiscal year ended June 30, 2011 and $0 for the fiscal year ended June 30, 2010.

Tax Fees.  The aggregate fees billed by these accounting firms for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal year ended June 30, 2011 and $0 for the fiscal year ended June 30, 2010.

All Other Fees.  The aggregate of all other fees for services provided by these accounting firms were $5,000 for the fiscal year ended June 30, 2011 and $3,000 for the fiscal year ended June 30, 2010.

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

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China New Media Corp.

Date: September 28, 2011	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Guojun Wang	Chief Executive Officer and Chairman	September 28, 2011
Guojun Wang	(principal executive officer)

/s/ Hongwei Liu	Chief Financial Officer	September 28, 2011
Hongwei Liu	(principal financial and accounting officer)

/s/ Ming Ma	Director	September 28, 2011
Ming Ma

/s/ Johann Y. Tse	Director	September 28, 2011
Johann Y. Tse

/s/ Stephen Monticelli	Director	September 28, 2011
Stephen Monticelli

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

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

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China New Media Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of China New Media Corp. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended June 30, 2011. China New Media Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China New Media Corp. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

September 28, 2011

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of June 30	As of June 30
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$1,808,880	$1,672,017
Accounts receivable, net	5,395,698	3,388,247
Advance to suppliers	619,582	1,050,567
Prepaid expensees	189,759	-
Loan receivables	1,761,139	-
Other current assets	243,159	282,618
Deferred tax assets	129,443	34,790
Total current assets	10,147,660	6,428,239

Property, equipment and construction in progress, net,	18,776,998	13,120,233

Other assets
Security deposits	1,955,343	1,874,363
Intangible asset, net	90,354	93,903
Billboards use right	4,766,060	2,172,894
Investment advance	-	1,887,505
Total other assets	6,811,757	6,028,665

Total Assets	$35,736,415	$25,577,137

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$11,603,746	$7,196,112
Long term loans-current	464,150	737,307
Accounts payable, accrued expenses and other payables	1,661,011	154,808
Deferred revenues	1,618,548	1,628,911
Taxes payable	1,055,620	1,395,209
Due to related parties	158,297	437,121
Total current liabilities	16,561,372	11,549,468

Long term loans	-	442,384

Total Liabilities	16,561,372	11,991,852

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 and 27,550,701 shares issued and outstanding
as of June 30, 2011 and 2010, respectively	2,759	2,755
Additional paid-in-capital	6,820,820	6,746,071
Accumulated other comprehensive income	636,300	94,571
Retained earnings	10,724,103	5,852,218
Total stockholders' equity	18,184,082	12,695,715
Noncontrolling interest	990,961	889,570
Total equity	19,175,043	13,585,285

Total Liabilities and Equity	$35,736,415	$25,577,137

The accompanying notes are an integral part of these consolidated financial statements

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(IN US DOLLARS)

	For the years ended June 30,
	2011	2010

Revenues	$20,578,364	$13,979,916

Cost of revenue	(8,976,950)	(5,821,971)

Gross profit	11,601,414	8,157,945

Selling, general and administrative expenses	(4,048,022)	(1,880,706)

Income from operations	7,553,392	6,277,239

Other income (expenses):
Interest income	25,824	12,633
Interest expense	(815,103)	(348,943)
Subsidy Income	-	29,293
Other income	29,158	85
Other expenses	(16,431)	(56,021)

Total Other income (expenses)	(776,552)	(362,952)

Income before income taxes	6,776,840	5,914,287

Income tax provision (benefit)
- Current	1,904,238	1,494,409
- Deferred	(93,998)	(34,555)
Total income tax provision (benefit)	1,810,240	1,459,854

Net income	4,966,600	4,454,433

Less: net income attribute to the noncontrolling interest	94,715	239,065

Net income attributable to China New Media Corp.	$4,871,885	$4,215,368

Other comprehensive income
Foreign currency translation adjustments	541,729	61,456

Comprehensive income	5,413,614	4,276,824

Less: comprehensive income attribute to the noncontrolling interest	45,642	4,175

Comprehensive income attributable to China New Media Corp.	$5,367,972	$4,272,649

Earnings per share
Basic	$0.18	$0.16
Diluted	$0.17	$0.15
Weighted average number of common shares
Basic	27,550,701	27,031,218
Diluted	28,196,904	28,148,587

The accompanying notes are an integral part of these consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Subscription	Additional paid-in	Accumulated Other comprehensive	Retained	Non- controlling
	Shares	Amount	Shares	Amount	Receivable	capital	income	earnings	Interest	Total
Balance at June 30, 2009	1,000,000	$100	26,398,634	$2,640	$(500,000)	$3,121,186	$33,115	$1,636,850	$351,407	$4,645,298

Proceeds from subscription receivable					500,000					500,000
Acquisition of China New Media in the reverse merger			1,102,067	110		(110)
Captial contributions									294,923	294,923
Capital raised in connection with reverse merger						3,500,000				3,500,000
Common stock issued for service			50,000	5		124,995				125,000
Net income								4,215,368	239,065	4,454,433
Foreign currency translation gain							61,456		4,175	65,631

Balance at June 30, 2010	1,000,000	100	27,550,701	2,755	-	6,746,071	94,571	5,852,218	889,570	13,585,284

Common stock issued for service			40,000	4		35,784				35,788
Non-controlling interest acquisition						38,965			(38,965)	-
Net income								4,871,885	94,715	4,966,600
Foreign currency translation gain							541,729		45,642	587,371

Balance at June 30, 2011	1,000,000	$100	27,590,701	$2,759	$-	$6,820,820	$636,300	$10,724,103	$990,961	$19,175,043

The accompanying notes are an integral part of these consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the years ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,966,600	$4,454,433
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,497,692	1,671,289
Amortization of stock based compensation expense	35,788	125,000
Loss on disposal of property and equipment	-	8,135
Provision for doubful accounts	288,575	-
Changes in operating assets and liabilities
Accounts receivable	(2,009,171)	(337,946)
Other current assets	3,426,730	(149,053)
Advance to employee	(64,427)	(99,448)
Security deposit	10,966	(1,189,266)
Deferred tax assets	(90,660)	(34,555)
Advance to suppliers	470,822	689,974
Accounts payable, accrued expenses and other payables	(2,125,729)	(745,483)
Advances from customers	(172,484)
Deferred revenues	(88,285)	(1,648,858)
Taxes payable	(398,212)	566,268

Net cash provided by operating activities	6,748,205	3,310,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	(12,073)	(73,234)
Advance payment for investment	-	(1,887,505)
Loan receivables	(1,717,895)	-
Acquisition of billboards use right	(1,409,700)	(1,167,766)
Acquisition of property and equipment	(6,449,595)	(6,598,768)

Net cash used in investing activities	(9,589,263)	(9,727,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	-	4,292,935
Net proceeds from short-term bank loans	12,224,325	7,176,902
Repaymnet of short-term bank loans	(8,270,284)	(2,929,348)
Repayment of related party loans	(300,155)	(35,883)
Repayments of long-term bank loans	(754,588)	(585,870)

Net cash provided by financing activities	2,899,297	7,918,736

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	78,624	22,699

NET INCREASE IN CASH AND CASH EQUIVALENTS	136,863	1,524,651

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,672,017	147,366

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,808,880	$1,672,017

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$2,462,752	$772,715
Interest paid	$772,372	$412,387

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock granted for service	$35,788	$125,000
Non-controlling interest acquisition	(38,965)	-

The accompanying notes are an integral part of these consolidated financial statements

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

China New Media Corp., (“the Company”), formerly known as Golden Key International Inc., is a corporation organized under the laws of the State of Delaware in 1999.

The Company, along with its subsidiaries and VIEs, is engaging in sales, construction and operations of outdoor advertising displays and other alternative media business.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is an out-door advertising company headquartered in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media’s activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered as a Variable Interest Entity (“VIE”)  under Accounting Standards Codification (“ASC”) 810 (“Consolidation”), because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-Heng is the primary beneficiary of V-Media Group.

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted the 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China New Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group.

The noncontrolling interests represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries.

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include useful lives of property and equipment, the recoverability of long-lived assets and the valuation of outstanding warrants, stock based compensation and provision for allowance of doubtful accounts.  Actual results could differ from those estimates.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were $286,027 and $62,635 allowances for uncollectible amounts for the years ended June 30, 2011 and 2010, respectively. Receivables are considered past due after 180 days. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. Historically, the company has not experienced any losses as a result of these advances.

Property, Equipment and Construction in Progress

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

	Estimated Useful Life	Residual value
Building	15 years	5%
Improvement of the building	5 years	0%
Advertising equipment	4-15 years	5%
Transportation	7 years	5%
Office equipment and furniture	5 years	5%

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the year ended June 30, 2011 and 2010.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Acquisition

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions.Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent.

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

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, “Compensation- Stock Compensation”.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC, which are not protected by FDIC insurance or other insurance.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company’s operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The current management team own controlling interests in the Company and are also the majority owners of the controlled variable interest entity in the PRC. Substantially all of the Company’s assets are owned through their control of the VIE and the Company only controls the variable interest entity through certain agreements which obligate them to absorb the risk of loss and to receive the residual expected returns. As such, the controlling shareholders of the Company and the variable interest entity could cancel these agreements or permit them to expire at the end of the agreement

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012.  The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

NOTE 3 - LOAN RECEIVABLES

The Company loaned two non-related companies, Rongbang New Energy Resources and Tianjun Trade Co., $0.8 million and $0.9 million, respectively. The former is a loan for one year term from April 27, 2011 to April 26, 2012 at a fixed interest rate of 10% per annum. The latter is a loan for one year term from June 10, 2011 to June 9, 2012 at a fixed interest rate of 10% per annum.

NOTE 4 - MAJOR SUPPLIERS

For the year ended June 30, 2011, one major supplier provided approximately 27% of the Company’s purchase of raw materials. For the year ended June 30, 2010, two major suppliers provided 72.5% of the Company’s purchase of raw materials, with each supplier individually accounting for 46.5% and 26%, respectively.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	June 30, 2011	June 30, 2010
Advertising equipment	$20,950,906	$14,857,020
Office equipment and furniture	387,839	234,428
Office building and Improvement	355,048	-
Transportation	1,338,611	912,093
Subtotal	23,032,404	16,003,541
Less: Accumulated depreciation	(6,177,341)	(4,362,006)
Construction in progress	1,921,935	1,478,698

Total	$18,776,998	$13,120,233

Depreciation expense totaled $1,561,413 and $1,193,642, for the years ended June 30, 2011 and 2010 respectively.  Approximately $11.13 million of advertising equipment was pledged for short term loans as of June 30, 2011. The Company expects to complete construction in progress and pay the outstanding balance of $4.33 million by December 31, 2011.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SECURITY DEPOSIT

Security deposit is mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans (see Note 10 and 11). As of June 30, 2011 and June 30, 2010, the Company has security deposit balances of $1,955,343 and $1,874,363, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over the useful terms 3 to 10 years. Amortization expense amounted $20,042 and $13,822 for the years ended June 30, 2011 and 2010, respectively.

The projected amortization expense attributed to future periods is as follows:

Years ending June 30,	Expense
2012	$20,835
2013	8,974
2014	8,974
2015	8,974
2016	8,974
Thereafter	33,623
$90,354

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms 2 to 15 years.

Amortization of billboards use right amounted $1,083,412 and $ 247,569 for the years ended June 30, 2011 and 2010, respectively.

The projected amortization expense attributed to future periods is as follows:

Years ending June 30,	Expense
2012	$1,216,657
2013	898,753
2014	612,292
2015	560,947
2016	352,624
Thereafter	1,124,787
$4,766,060

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended June 30, 2011. The Company had loss carry forwards for U.S. income tax purposes available for offset against future taxable U.S income expiring in 2030 was approximately $157,516 and $125,000 as of June 30, 2011 and 2010, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance was $53,555 and $42,500 as of June 30, 2011 and 2010, respectively. The valuation allowance increased by $11,055 and $42,500 for the years ended June 30, 2011 and 2010, respectively.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin, and Shenyang, have loss carryover that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted $375,992 and $138,220 as of June 30, 2011 and 2010, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2011, management concluded that it was more likely than not those additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $93,998 and $34,555 for the year ended June 30, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES (Continued)

Significant components of the income tax provision were as follows for the years ended June 30, 2011 and 2010:

	For the years ended June 30,
	2011	2010
Current tax provision
Federal	$-	$-
State	-	-
Foreign	1,904,238	1,494,409

	1,904,238	1,494,409
Deferred tax benefit, net of valuation allowance
Federal	-	-
State	-	-
Foreign	(93,998)	(34,555)

	(93,998)	(34,555)

Income tax provision	$1,810,240	$1,459,854

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense amounted $1,017,529 and $688,940 for the years ended June 30, 2011 and 2010, respectively.

c) Taxes payable consisted of the following:

	June 30,	June 30,
	2011	2010
Business tax payable	$115,973	$187,826
Corporate income tax payable	773,286	1,199,227
Other	166,361	8,156

Total taxes payable	$1,055,620	$1,395,209

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	June 30, 2011	June 30, 2010
a) Loan payable to Harbin Bank	$928,300	$884,768

b) Loans payable to Shanghai Pudong Development Bank	2,475,466	884,768

c) Loan payable to Dalian Bank Xigang Branch	1,547,166	1,474,613

d) Loan payable to Industrial and Commercial Bank of China	-	265,430

e) Loan payable to Jinzhou Bank	2,320,749	2,211,920

f) Loans payable to Industrial Bank	1,083,016	1,474,613

g)Loans payable to Jilin Bank	2,320,749	-

h)Loan payable to Dalian Bank Shenyang Branch	928,300	-

Total short term loans	$11,603,746	$7,196,112

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% at June 30, 2011.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $928 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 23, 2010 to November 15, 2011 at a variable interest rate of 7.57% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.55 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $2.01 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from July 20, 2009 to July 5, 2010 at a fixed interest rate of 6.93% per year. This loan has been repaid on June 2011.

e) Loan payable to Jinzhou Bank is a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from April 21, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.6 million).

f) Loan payable to Industrial Bank consists of two loans. One loan is a one-year term loan from June 25, 2010 to June 24, 2011 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 6.10% per year. This loan has been repaid on June 24, 2011. The other loan is a one-year term loan from July 20, 2010 to July 19, 2011 with the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been guaranteed by the Company’s major stockholders Mr. Guojun Wang and Ms. Ming Ma and also has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.5 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.63 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a fixed interest rate of 8.52% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG TERM LOANS

The long term loans include the following:

	June 30, 2011	June 30, 2010
a) Loan payable to China Development Bank	$-	$294,923

b) Loan payable to Dalian Bank	$464,150	$884,768

Total long term loans	$464,150	$1,179,691

Less: current portion	$464,150	$737,307

Total long term loans noncurrent portion	$-	$442,384

a) Loan payable to China Development Bank was repaid on December 27, 2010.

b) Loan payable to Dalian Bank mature on June 25, 2012 at a variable interest rate of 4.95% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	June 30, 2011	June 30, 2010

Ma, Ming	$-	$97,562
Modern Trailer Company		309,669
Wang, Caiqin	116,038	-
Wang, Guojun	42,259	29,890
Total	$158,297	$437,121

Modern Trailer Company is the minority stockholder of Dalian Vastitude Modern Transit Media Co., Ltd., which is one of Dalian V-Media’s subsidiaries. The stockholders provide funds for the Company’s operations for advertising material and equipment purchase. These amounts due are generally unsecured, non-interest bearing and due upon demand.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ EQUITY

(1) Preferred Stock

In conjunction with the reversed merger on December 8, 2009, the Company issued 1,000,000 shares of Series A preferred stock, which have an aggregate voting power of 40% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock as long as the Company is in existence. These preferred shares are not convertible into common shares of the Company and are not freely traded in the market. The preferred shares also do not contain any dividend right, liquidation preference right, redemption right or preemptive right.

(2) Issuance of Stocks

On March 26, 2011, the Company granted 40,000 restricted shares of its common stock, which should be vested one year from the date of issue to its employee in consideration for services rendered from February 19, 2010. The fair value of the awards is measured based on the grant date stock price of $0.42 per share with an aggregate amount of $16,800. The amortization of share-based compensation expense was $3,867 and $-0- for the years ended June 30, 2011 and 2010, respectively.

On March 7, 2011, the Company appointed Mr. Stephen Monticelli as an independent director of the Company. Mr. Monticelli will receive an annual grant of 33,333 restricted shares of its common stock which will be vested one year from the date of the grant. The fair value of the awards is measured based on the grant date stock price of $0.52 per share with an aggregate amount of $17,333. The amortization of share-based compensation expense was $5,461 and $-0- for the years ended June 30, 2011 and 2010, respectively.

(3) Warrants

On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Fortune-Rich issued 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich were convertible into 5,497,933 shares of the common stock of the Company upon completion of the Merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which were exchanged for 3,298,760 warrants of the Company upon the completion of the Merger with an exercise price of 0.95. These warrants are exercisable immediately for the same number of common shares of the Company. The warrants, which were assumed by the Company upon the Merger, expire in four years. The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital.

On March 7, 2011, the Company granted its independent director, Stephen Monticelli warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Warrant Shares for the first year (up to an aggregate total of 16,666 shares) will be vested following a full year of service as a Non-Executive Director. The Warrant Shares for the second year (up to an aggregate total for years one and two of 33,333 shares) will be vested following a second full year of service as a Non-Executive Director. The Warrant Shares for years three through five (up to an aggregate total for all five years of 50,000 shares) will be vested following the third full year of service as a Non-Executive Director.

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.69 years, expected volatility 130%, dividend yield 0.00%, risk free interest rate 1.76% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. There were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $18,988 and -0- for the fiscal years ended June 30, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ EQUITY (Continued)

The following is a summary of the status of warrant activities as of June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years
Outstanding, June 30, 2010	3,298,760	$0.95	2.4
Granted	50,000	$1.80	4.69
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2011	3,348,760	$0.96	2.4
Exercisable, June 30, 2011	3,298,760	$0.95	2.4

NOTE 14 - NONCONTROLLING INTEREST ACQUISITION

On July 5, 2010, China New Media Corp. established a new subsidiary Shanghai Vastitude Advertising & Media Co., Ltd. V-Media Group held 80% of the new subsidiary’s equity, and Ni, Huiwei held 20% of its equity till on April 1, 2011 when V-Media Group acquired the remaining 20% equity with a consideration of RMB 3,200,000 (approximately $0.5 million). Accordingly Shanghai Vestitude Advertising & Media Co., Ltd became wholly-owned subsidiary of V-Media Group. The Company recorded the RMB0.2 million ($38,965) excess of the fair value of the net assets acquired over the purchase price as additional paid in capital.

NOTE 15 - EARNINGS PER SHARE

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

As of June 30, 2011, the Company had 1,000,000 shares of preferred stock, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of June 30, 2011.

The Company’s outstanding warrants to acquire 3,298,760 shares of common stock at exercise price of $0.95 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS PER SHARE (Continued)

The warrants issued on March 7, 2011 to acquire 50,000 shares of common stock with exercise price of $1.80, were out of the money as of June 30, 2011 and therefore were not included in the diluted weighted average shares calculation.

The following table sets forth earnings per share calculation for the fiscal years ended June 30, 2011 and 2010:

	For the years ended
	June 30,
	2011	2010
Basic earnings per share
Net income attributable to China New Media Corp.	$4,871,885	$4,215,368

Weighted average number of common shares outstanding - Basic	27,550,701	27,031,218

Earnings per share - Basic	$0.18	$0.16

Diluted earnings per share
Net income attributable to China New Media Corp.	$4,871,885	$4,215,368

Weighted average number of common shares outstanding - Basic	27,550,701	27,031,218
Effect of diluted securities - warrants	646,203	1,117,369
Weighted average number of common shares outstanding - Diluted	28,196,904	28,148,587

Earnings per share - Diluted	$0.17	$0.15

NOTE 16 - SEGMENT INFORMATION

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT INFORMATION (Continued)

Revenue and cost of revenues by segment were as follows:

	For fiscal year ended June 30, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$18,823,163	$619,133	$54,330	$203,473	$878,265	$20,578,364
Cost of Revenue	(7,755,520)	(359,354)	(109,827)	(130,889)	(621,360)	(8,976,950)
Gross Profit	$11,067,643	$259,778	$-55,496	$72,584	$256,905	$11,601,414

	For fiscal year ended June 30, 2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$13,460,507	$480,009	-	$39,400	-	$13,979,916
Cost of Revenue	(5,602,380)	(199,340)	-	(20,251)	-	(5,821,971)
Gross Profit	$7,858,127	$280,669	$-	$19,149	$-	$8,157,945

NOTE 17 - SUBSEQUENT EVENT

On August 18, 2011, the Company invested RMB 600,000 or approximately $94,000, in Le Tian Net (www.letian.net, “Letian”), to acquire 20% of the operating rights of the Letian. Letian is a large online advertising platform in Dalian.