Form 10-Q
period 2011-09-30
CHINA NEW MEDIA CORP
filed 2011-11-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
 Yes ☐          No ☒

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

    As of November 14, 2011, the Company had outstanding 27,590,001 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.69116 for September 30, 2010, and $1 = RMB 6.3843 for September 30, 2011, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.7696 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the three months ended September 30, 2010, and $1= RMB6.4168 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the three months ended September 30, 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

ii

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
(UNAUDITED)

	As of September 30	As of June 30
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$684,633	$1,808,880
Restricted cash	46,990	-
Accounts receivable, net	6,489,715	5,395,698
Advance to suppliers	499,567	619,582
Prepaid expensees	143,530	189,759
Loan receivables	1,722,982	1,761,139
Other current assets	275,180	243,159
Deferred tax assets	148,191	129,443
Total current assets	10,010,788	10,147,660

Property, equipment and construction in progress, net,	20,196,382	18,776,998

Other assets
Security deposits	1,940,623	1,955,343
Intangible asset, net	86,201	90,354
Billboards use right	4,903,742	4,766,060
Total other assets	6,930,566	6,811,757

Total Assets	$37,137,736	$35,736,415

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$10,933,104	$11,603,746
Current portion of long term loan	469,904	464,150
Accounts payable, accrued expenses and other payables	1,949,989	1,661,011
Deferred revenues	2,116,978	1,618,548
Taxes payable	1,185,398	1,055,620
Due to related parties	201,277	158,297
Total current liabilities	16,856,650	16,561,372

Total Liabilities	16,856,650	16,561,372

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding
as of September 30, 2011 and June 30, 2011, respectively	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	824,481	636,300
Retained earnings	11,587,021	10,724,103
Total stockholders' equity	19,235,181	18,184,082
Noncontrolling interest	1,045,905	990,961
Total equity	20,281,086	19,175,043

Total Liabilities and Equity	$37,137,736	$35,736,415

The accompany notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
 (IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,
	2011	2010

Revenues	$4,562,159	$4,120,750

Cost of revenue	(2,124,066)	(1,733,202)

Gross profit	2,438,093	2,387,548

Selling, general and administrative expenses	(926,290)	(765,138)

Income from operations	1,511,803	1,622,410

Other income (expenses):
Interest income	1,693	1,502
Interest expense	(232,866)	(156,330)
Other income	-	65,288
Other expenses	(19,890)	(136)

Total Other income (expenses)	(251,063)	(89,676)

Income before income taxes	1,260,740	1,532,734

Income tax provision (benefit)
- Current	372,436	403,558
- Deferred	(17,056)	(8,162)
Total income tax provision (benefit)	355,380	395,396

Net income	905,360	1,137,338

Less: net income attribute to the noncontrolling interest	42,442	52,196

Net income attributable to China New Media Corp.	$862,918	$1,085,142

Other comprehensive income
Foreign currency translation adjustments	188,181	105,418

Comprehensive income	1,051,099	1,190,560

Less: comprehensive income attribute to the noncontrolling interest	12,501	12,613

Comprehensive income attributable to China New Media Corp.	1,038,598	1,177,947

Earnings per share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average number of common shares
Basic	27,550,701	27,550,701
Diluted	27,550,701	29,274,676

The accompany notes are an integral part of these condensed consolidated financial statements.

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$905,360	$1,137,338
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	914,524	581,850
Amortization of stock based compensation expense	7,988
Changes in operating assets and liabilities
Accounts receivable	(1,021,918)	(393,121)
Other current assets	(16,162)	(518,205)
Advance to employee	31,168	9,209
Security deposit	38,763	14,426
Deferred tax assets	(17,056)	(8,162)
Advance to suppliers	127,050	(184,204)
Accounts payable, accrued expenses and other payables	175,833	152,730
Advances from customers	48,194	-
Deferred revenues	475,939	317,235
Taxes payable	116,100	(227,752)

Net cash provided by operating activities	1,785,783	881,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible asset	-	(11,817)
Loan receivables	59,687	-
Restricted cash	(46,752)	-
Acquisition of billboards use right	(486,223)	(746,052)
Acquisition of property and equipment	(1,681,830)	(1,513,159)

Net cash used in investing activities	(2,155,118)	(2,271,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	-	472,699
Net proceeds from short-term bank loans	280,514	1,477,185
Repayment of short-term bank loans	(1,090,886)	-
Repayment of related party loans	38,960	(178,823)
Repayments of long-term bank loans	-	(295,437)

Net cash provided by (used in) financing activities	(771,412)	1,475,624

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	16,500	20,238

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,124,247)	106,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,808,880	1,672,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$684,633	$1,778,195

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$223,817	$692,274
Interest paid	$232,820	$156,330

The accompany notes are an integral part of these condensed consolidated financial statements.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTAION (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were $289,573 and $286,027 allowance for uncollectible amounts as of September 30, 2011 and June 30, 2011, respectively. Receivables are considered past due after 180 days. Accounts are written off only after exhaustive collection efforts.

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

	Estimated Useful Life	Residual value
Building	15 years	5%
Inprovement of the building	5 years	0%
Advertising equipment	4-15 years	5%
Transportation	7 years	5%
Office equipment and furniture	5 years	5%

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the three months ended September 30, 2011 and 2010.

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

Cost of revenues

Cost of advertising services consists primarily of media costs payable under exclusive advertising agreements, depreciation of advertising equipment and amortization of billboards use right, business taxes and surcharges and other direct operating costs. Media costs are expensed as incurred.

Selling, General and administrative Costs

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, office supplies, depreciation expense and employee benefits for administrative staffs.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Equity Method Investments

The Company uses the equity method to account for its investments with ownership interests between 20% and 50% when it has significant influence but not control. Under the equity method, the Company will recognize its initial investment at cost and subsequently recognize in earnings its proportionate share of the income or loss of the investee.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.This guidance will be effective for the Company beginning January 1, 2012.  The Company anticipates that the adoption of this standard wil not significantly impact its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not significantly impact of its consolidated financial statements.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - RESTRICTED CASH

According to a contract signed on August 18, 2011, the Company will obtain 20% of Letian Net (“Letian”) after the entire consideration (RMB 600,000) is deposited to a designated bank account of the Company's subsidiary – Dalian Vastitude Network Technology Co., Ltd. As of September 30, 2011, the Company has deposited RMB 300,000 (approximately $50,000) to the account in its subsidiary. Letian is a large online advertising platform in Dalian, the PRC.

NOTE 4 - LOANS RECEIVABLE

The Company loaned two non-related companies, Rongbang New Energy Resources and Tianjun Trade Co., $0.8 million and $0.9 million, respectively. The former is a one-year term loan from April 27, 2011 to April 26, 2012 at a fixed interest rate of 10% per annum. The latter is a one-year term loan from June 10, 2011 to June 9, 2012 at a fixed interest rate of 10% per annum.

NOTE 5 - MAJOR SUPPLIERS

During the three months ended September 30, 2011, one major supplier provided approximately 36% of the Company’s purchase of raw materials. For the three months ended September 30, 2010, another major supplier provided 13% of the Company’s purchase of raw materials.

NOTE 6 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	September 30, 2011	June 30, 2011
Advertising equipment	$21,242,673	$20,950,906
Office equipment and furniture	492,029	387,839
Office building and improvement	378,313	355,048
Transportation	1,355,207	1,338,611
Subtotal	23,468,222	23,032,404
Less: Accumulated depreciation	(6,757,728)	(6,177,341)
Construction in progress	3,485,888	1,921,935

Total	$20,196,382	$18,776,998

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET (Continued)

Depreciation expense amounted to $501,249 and $372,941, for the three months ended September 30, 2011 and 2010 respectively.  Approximately $11.13 million of advertising equipment was pledged for short term loans as of September 30, 2011. The Company expects to complete construction in progress and pay the outstanding balance of $4.39 million by December 31, 2011.

NOTE 7 - SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans (see Note 11 and 12). As of September 30, 2011 and June 30, 2011, the Company has security deposit balances of $1,940,623 and $1,955,343, respectively, which will be returned when the respective loans are repaid.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of computer software acquired. The Company amortizes the intangible assets on a straight-line basis over the useful terms 3 to 10 years. Amortization expense amounted $5,247 and $4,638 for the three months ended September 30, 2011 and 2010, respectively.

The projected amortization expense from September 30, 2011 attributed to future periods is as follows:

The period ending September 30,	Amount
2012	$18,091
2013	9,085
2014	9,085
2015	9,085
2016	9,085
Thereafter	31,770
$86,201

NOTE 9 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms 2 to 15 years.

Amortization of billboards use right amounted $408,028 and $ 204,231 for the three months ended September 30, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - BILLBOARDS USE RIGHT (Continued)

The projected amortization expense from September 30, 2011 attributed to future periods is as follows:

Period ending September 30,	Amount
2012	$1,573,074
2013	835,265
2014	574,184
2015	546,866
2016	304,345
Thereafter	1,070,008
$4,903,742

NOTE 10 - TAXES

a) Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended through June 30, 2011. The Company had loss carry forwards for U.S. income tax purposes available for offset against future taxable U.S income expiring  through 2030 of approximately $165,504 and $157,516 as of September 30, 2011 and June 30, 2011, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance was $56,271 and $53,555 as of September 30, 2011 and June 30, 2011, respectively.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin, and Shenyang, Wangluo have loss carryover that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $589,761 and $172,050 as of September 30, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - TAXES  (Continued)

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the three months ended September 30, 2011, management concluded that it was more likely than not those additional PRC deferred tax assets would be realized. This determination was based upon actual and projected future operating results. Accordingly, the Company recorded a non-cash income tax benefit of $17,056 and $8,162 for the three months ended September 30, 2011 and 2010, respectively.

Significant components of the income tax provision were as follows for the three months ended September 30, 2011 and 2010:

	For three months ended September 30,
	2011	2010
Current tax provision
Federal	$-	$-
State	-	-
Foreign	372,436	403,558

	372,436	403,558

Deferred tax benefit, net of valuation allowance
Federal	-	-
State	-	-
Foreign	(17,056)	(8,162)

	(17,056)	(8,162)

Income tax provision	$355,380	$395,396

 b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense amounted $244,876 and $329,393 for the three months  ended September 30, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - TAXES (Continued)

c) Taxes payable consisted of the following:

	September 30,	June 30,
	2011	2011
Business tax payable	$95,281	$115,973
Corporate income tax payable	947,589	773,286
Other	142,528	166,361

Total taxes payable	$1,185,398	$1,055,620

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended September 30, 2011. The Company files income tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of Hongkong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2007.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 11 - SHORT TERM LOANS

The short term loans include the following:

	September 30, 2011	June 30, 2011
a) Loan payable to Harbin Bank	$939,808	$928,300

b) Loans payable to Shanghai Pudong Development Bank	2,506,156	2,475,466

c) Loan payable to Dalian Bank Xigang Branch	1,566,347	1,547,166

d) Loan payable to Industrial and Commercial Bank of China	281,943

e) Loan payable to Jinzhou Bank	2,349,521	2,320,749

f) Loans payable to Industrial Bank		1,083,016

g)Loans payable to Jilin Bank	2,349,521	2,320,749

h)Loan payable to Dalian Bank Shenyang Branch	939,808	928,300

Total short term loans	$10,933,104	$11,603,746

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% at June 30, 2011.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHORT TERM LOANS (Continued)

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $940 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 23, 2010 to November 15, 2011 at a variable interest rate of 7.57% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.57 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $2.04 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged a real estate property with an estimated value of RMB2,630,000 (approximately $411,949).

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million).

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.6 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.8 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a fixed interest rate of 8.52% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - LONG TERM LOANS

The long term loans include the following:

	September 30, 2011	Jun 30, 2011

a) Loan payable to China Development Bank	$-	$-

Loan payable to Dalian Bank	$469,904	$464,150

Total long term loans	$469,904	$464,151

Less: current portion	$469,904	464,150

Total long term loans noncurrent portion	$-	$-

Loan payable to Dalian Bank matures on June 25, 2012 and has a variable interest rate of 4.95% at September 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	September 30, 2011	June 30, 2011

Ma, Ming	$39,158	$
Wang, Caiqin	117,476		116,038
Wang, Guojun	44,643		42,259
Total	$201,277		$158,297

The above stockholders provide funds for the Company’s operations for advertising material and equipment purchase. These amounts due are generally unsecured, non-interest bearing and due upon demand.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - STOCKHOLDERS’ EQUITY

(1) Warrants

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

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - STOCKHOLDERS’ EQUITY (Continued)

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.69 years, expected volatility 177%, dividend yield 0.00%, risk free interest rate 1.76% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. There were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $23,189 and -0- for the three months ended September 30, 2011 and 2010, respectively.

The following is a summary of the status of warrant activities as of September 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years
Outstanding, June 30, 2011	3,348,760	$0.96	2.4
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2011	3,348,760	$0.96	2.18
Exercisable, September 30, 2011	3,298,760	$0.95	2.15

NOTE 15 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

As of September 30, 2011, the Company had 1,000,000 shares of preferred stock, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of September 30, 2011.

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – EARNINGS PER SHARE  (Continued)

The Company’s outstanding warrants to acquire 3,298,760 shares of common stock at exercise price of $0.95 were out of the money as of September 30, 2011 and therefore were not included in the diluted weighted average shares caculation.

The warrants issued on March 7, 2011 to acquire 50,000 shares of common stock with an exercise price of $1.80, were out of the money as of September 30, 2011 and therefore were not included in the diluted weighted average shares calculation.

The following table sets forth earnings per share calculation for the three months ended September 30, 2011 and 2010:

	For three months ended
	September 30,
	2011	2010
Basic earning per share
Net income attributable to China New Media Corp.	862,918	1,085,142

Weighted average number of common shares outstanding - Basic	27,550,701	27,550,701

Earnings per share-Basic	$0.03	$0.04

Diluted earnings per share
Net income attributable to China New Media Corp.	862,918	1,085,142

Weighted average number of common shares outstanding - Basic	27,550,701	27,550,701
Effect of diluted securities - warrant	0	1,723,975
Weighted average number of common shares outstanding - Diluted	27,550,701	29,274,676

Earnings per share - Diluted	$0.03	$0.04

CHINA NEW MEDIA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – SEGMENT INFORMATION

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

Revenue and cost of revenues by segment were as follows:

	For three months ended September 30,2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$4,010,815	$265,605	$-	$110,600	$175,139	$4,562,159
Cost of Revenue	(1,695,995)	(113,210)	(76,622)	(50,923)	(187,316)	(2,124,066)
Gross Profit	$2,314,820	$152,395	$-76,622	$59,677	$-12,177	$2,438,093

	For three months ended September 30,2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$3,625,078	$185,759	-	$14,476	$295,437	$4,120,750
Cost of Revenue	(1,499,166)	(30,844)	(15,399)	(11,860)	(175,933)	(1,733,202)
Gross Profit	$2,125,912	$154,915	$-15,399	$2,616	$119,504	$2,387,548

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of September 30, 2011, the number of bus and taxi shelters on which we operate and carry our advertisements is 790; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 32. As of September 30, 2011, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 1 mega-screen (88 M2, approximately 947 square feet) LED screen in the business district in Shenyang, 1 indoor LED screen (22 M2, approximately 237 square feet) in Tianjin Railway Station, and 5 outdoor billboards in Shanghai.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Three-Month Period Ended September 30, 2011 Compared to the Three-Month Period Ended September 30, 2010

Revenue

The following table shows the operations of the Company on a consolidated basis for the three months ended September 30, 2011 and 2010:

REVENUES	Three Months Ended September 30,
	2011		2010	Difference	% Change
Dalian District
Street Fixture and Display network		$1,217,835	$1,343,057	$-125,222	-9.3%
City Transit system Display network		919,819	845,562	74,257	8.8%
Outdoor Billboards		1,209,425	938,327	271,098	28.9%
City Navigator		531,833	292,704	239,129	81.7%
Other service income (a)		131,903	205,428	-73,525	-35.8%
Subtotal for Dalian District		$4,010,815	$3,625,078	$385,737	10.6%

Shenyang District
Street Fixture and Display network		$55,588	$59,608	$-4,020	-6.7%
Outdoor Billboards		210,016	116,993	93,023	79.5%
Other service income (a)	$		9,158	$-9,158	-100.0%
Subtotal for Shenyang District		$265,604	$185,759	$79,845	43.0%

Tianjin District
Outdoor Billboards		$110,601	14,476	96,125	664.0%
Subtotal for Tianjin District		$110,601	14,476	96,125	664.0%

Shanghai District
Outdoor Billboards		$175,139	$295,437	$-120,298	-40.7%
Subtotal for Shanghai District		$175,139	$295,437	$-120,298	-40.7%

Total Revenues		$4,562,159	$4,120,750	$441,409	10.7%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the three months ended September 30, 2011 were $4,562,159, an increase of $441,409 or 10.7%, from $4,120,750 for the three months ended September 30, 2010.  The increase in revenues resulted from our increased sales to existing and new customers in fiscal year 2011 based on our expanded outdoor advertising network as we obtained more desirable locations for our outdoor advertising platforms.

For the three months ended September 30, 2011, sales in Dalian district, accounted for 87.9% of our total sales, increased by $385,737, or 10.6%, to $4,010,815 from $3,625,078 for the three months ended September 30, 2010. Overall sales in Shenyang district increased by 79,845, or 43%, to $265,604 from $185,759 for the three months ended September 30, 2010. In Shenyang, sales generated from street furniture and display network decreased 6.7%, or $4,020 compared with same period in 2010, while sales generated from billboards including LED screens increased 79.5%, or $93,023 compared with same period in 2010. This reflected the Company’s strategy of focusing more on high-end outdoor advertising platform.

For three months ended September 30, 2011, sales in Tianjin district increased by $96,125, or 664%, to $110,601 from $14,476 for the three months ended September 30, 2010. Sales revenue in Shanghai District decreased $120,298 or 40.7% to $175,139 from $295,437 for the three months ended September 30, 2010.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2011 were $2,124,066, an increase of $390,864 or 22.6%, from $1,733,202 for the same period ended September 30, 2010. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 46.6% and 42.1% for the three months ended September 30, 2011 and 2010, respectively.

COST OF REVENUES	Three Months Ended September 30,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$551,937	$525,249	$26,688	5.1%
City Transit system Display network	384,537	366,079	18,458	5.0%
Outdoor Billboards	453,849	349,199	104,650	30%
City Navigator	160,179	83,500	76,679	91.8%
Other service cost (b)	145,493	175,139	-29,646	-16.9%
Subtotal for Dalian District	$1,695,995	$1,499,166	$196,829	13.1%

Shenyang District
Street Fixture and Display network	$9,057	$9,898	$-841	-8.5%
Outdoor Billboards	104,152	19,426	84,726	436.2%
Other service cost (b)		1,520	-1,520	-100%
Subtotal for Shenyang District	$113,209	$30,844	$82,365	267.0%

Beijing District
Outdoor Billboards	$76,622	$15,399	$61,223	397.6%
Subtotal for Beijing District	76,622	15,399	61,223	397.6%

Tianjin District
Outdoor Billboards	$50,923	11,860	$39,063	329.4%
Subtotal for Tianjin District	$50,923	11,860	$39,063	329.4%

Shanghai District
Outdoor Billboards	$187,317	$175,933	$11,384	6.5%
Subtotal for Shanghai District	187,317	175,933	11,384	6.5%

Total Cost of Revenue	$2,124,066	$1,733,202	$390,864	22.6%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the three months ended September 30, 2011 increased by $50,545, or 2.1%, to $2,438,093, as compared to $2,387,548 for the three months ended September 30, 2010.  The increase in gross profit was attributable to the revenue increase.  Gross profit margin was approximately 53.4% and 57.9% for the three months ended September 30, 2011and 2010, respectively. The decline in gross profit margin was mainly due to the increased maintenance cost of advertising equipment, and the increase of labor and raw material cost during the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, rent expenses and related administrative expenses. SG&A expenses were $926,290 for the three months ended September 30, 2011, as compared to $765,138 for the three months ended September 30, 2010, an increase of $161,152 or 21.1%.  This increase was due to increased sales effort from the Company to accommodate its geographic expansion of its media platforms, higher maintenance and professional fees as being a public company, and other expenses related to the growth of business.

Income from Operations

Income from operations was $1,511,803 for the three months ended September 30, 2011 as compared to $1,622,410 for the three months ended September 30, 2010, a decrease of $110,607 or 6.8%. The decrease was mainly due to our increase in total cost of revenue and SG&A expenses.

Other Income (Expense)

Total other expense was $251,063 for the three months ended September 30, 2011 as compared to total other expenses of $89,676 for the three months ended September 30, 2010, an increase of $161,387, or 180.0%. The increase in other expense is mainly due to the increased interest expense from the bank loans.

Income Before Income Taxes

Income before income taxes was $1,260,740 for the three months ended September 30, 2011 as compared to $1,532,734 for the three months ended September 30, 2010, a decrease of $271,994 or 17.7%.

Income tax provision

Income tax provision was $355,380 for the three months ended September 30, 2011 as compared to $395,396 for the three months ended September 30, 2010, a decrease of $40,016 or 10.1%.

Net Income attributable to China New Media Corp.

Net income attributable to China New Media Corp. for the three months ended September 30, 2011was $862,918, an decrease of $222,224, or 20.5%, compared to net income of $1,085,142 for the three months ended September 30, 2010. The decrease was due to the increase in cost of revenues and selling, general and administrative expenses. Net income as a percentage of total net sales was approximately 18.9% and 26.3% for the three months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, the Company’s cash and cash equivalents amounted to $ 684,633, a decrease of $1,124,247 from $1,808,880 as of June 30, 2011.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,785,783 for the three months ended September 30, 2011, an increase of $904,439 from $881,344 for the three months ended September 30, 2010. The increase was mainly due to the increase in depreciation and amortization, increase in taxes payable, decrease in advance to suppliers, and partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended September 30, 2011 was $2,155,118 as compared to cash used in investing activities of $2,271,028.  Net cash used in investing activities for 2010 and 2011was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network.

Cash Flows from Financing Activities

For the three months ended September 30, 2011, net cash used in financing activities was $771,412 as compared to cash provided by financing of $1,475,624 for the three months ended September 30, 2010. This was mainly due to the repayment of short-term bank loans of approximately $1 million by the Company during the three months ended September 30,2011..

Loan Facility

Short-Term Loans

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% at June 30, 2011.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $940 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 23, 2010 to November 15, 2011 at a variable interest rate of 7.57% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.57 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders.

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13,000,000 (approximately $2.04 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged a real estate property with an estimated value of RMB2,630,000 (approximately $411,949).

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million).

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.6 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.8 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

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

 In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not significantly impact its consolidated financial statements.

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

Based upon, and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective as of Septmber 30, 2011. We believe that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards, which was described under Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2011, still exists.

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

Changes in Internal Control over Financial Reporting

Through the most recent quarter ended September 30, 2011, we have been implementing the following changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

●           We continued the search for an experienced internal control manager for the Company to lead the testing and implementation of our accounting and internal control procedures.

●           We continued evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

●           We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●           We continued the preliminary implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional US GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

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

We have not sold any equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits.

31.1*	Certification of the CEO
31.2 *	Certification of the CFO
32.1 *	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.*INS	XBRL Instance Document
101.*SCH	XBRL Taxonomy Extension Schema Document
101.*CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.*DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.*LAB	XBRL Taxonomy Extension Label Linkbase Document
101.*PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011

CHINA NEW MEDIA CORP.

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer and Chairman (principal executive officer and duly authorized officer)

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer and Treasurer (principal financial officer)

Exhibit Index

31.1*	Certification of the CEO
31.2 *	Certification of the CFO
32.1 *	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.*INS	XBRL Instance Document
101.*SCH	XBRL Taxonomy Extension Schema Document
101.*CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.*DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.*LAB	XBRL Taxonomy Extension Label Linkbase Document
101.*PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

* Filed herewith

EXHIBIT 31.1

CERTIFICATION

I, Guojun Wang, certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of China New Media Corp.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  November 14, 2011

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer (principal executive officer)

EXHIBIT 31.2

CERTIFICATION

I, Hongwen Liu, certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of China New Media Corp.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  November 14, 2011

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer (principal financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China New Media Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Guojun Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2011

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer (principal executive officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China New Media Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hongwen Liu, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2011

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer (principal financial officer)