Form 10-Q
period 2011-12-31
CHINA NEW MEDIA CORP
filed 2012-02-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

    As of February 14, 2012, the Company had outstanding 27,590,001 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.60231 for December 31, 2010, and $1 = RMB 6.30559 for December 31, 2011, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.7133 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the six months ended December 31, 2010, and $1= RMB6.3865 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the six months ended December 31, 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
 (UNAUDITED)

	As of December 31	As of June 30
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$1,537,099	$1,808,880
Accounts receivable, net	6,881,971	5,395,698
Advance to suppliers	1,189,039	619,582
Prepaid expenses	96,226	189,759
Loans receivable	2,306,366	1,761,139
Other current assets	362,470	243,159
Deferred tax assets	102,107	129,443
Total current assets	12,475,278	10,147,660

Property, equipment and construction in progress, net,	20,567,370	18,867,352

Other assets
Security deposits	1,889,829	1,955,343
Equity investment	87,151	-
Billboards use right	4,425,484	4,766,060
Total other assets	6,402,464	6,721,403

Total Assets	$39,445,112	$35,736,415

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$11,545,311	$11,603,746
Current portion of long term loan	475,768	464,150
Accounts payable, accrued expenses and other payables	1,980,413	1,661,011
Deferred revenues	2,655,559	1,618,548
Taxes payable	1,252,650	1,055,620
Due to related parties	306,609	158,297
Total current liabilities	18,216,310	16,561,372

Total Liabilities	18,216,310	16,561,372

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,027,248	636,300
Retained earnings	12,207,197	10,724,103
Total stockholders' equity	20,058,124	18,184,082
Noncontrolling interest	1,170,678	990,961
Total equity	21,228,802	19,175,043

Total Liabilities and Equity	$39,445,112	$35,736,415

The accompanying notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME
 (IN US DOLLARS)
 (UNAUDITED)

For the six months ended December 31,	For the three months ended December 31,
2011	2010	2011	2010

Revenues	$9,605,933	$9,168,539	$5,043,775	$5,047,789

Cost of revenue	(4,405,235)	(3,962,040)	(2,281,169)	(2,228,838)

Gross profit	5,200,698	5,206,499	2,762,606	2,818,951

Selling, general and administrative expenses	(2,459,023)	(1,691,586)	(1,532,733)	(926,447)

Income from operations	2,741,675	3,514,913	1,229,873	1,892,504

Other income (expenses):
Interest income	2,891	3,031	1,198	1,529
Interest expense	(469,145)	(315,557)	(236,279)	(159,227)
Loss from equity investment	(7,901)	-	(7,901)	-
Other income	-	117,537	-	52,249
Other expenses	(21,248)	(15,424)	(1,358)	(15,288)

Total Other income (expenses)	(495,403)	(210,413)	(244,340)	(120,737)

Income before income taxes	2,246,272	3,304,500	985,533	1,771,767

Income tax provision (benefit)
-	Current	566,435	898,516	194,000	494,958
-	Deferred	43,795	(23,204)	60,851	(15,042)
Total income tax provision (benefit)	610,230	875,312	254,851	479,916

Net income	1,636,042	2,429,188	730,682	1,291,851

Less: net income attribute to the noncontrolling interest	152,947	86,570	110,505	34,374

Net income attributable to China New Media Corp.	$1,483,095	$2,342,618	$620,177	$1,257,477

Other comprehensive income
Foreign currency translation adjustments	390,948	255,027	202,767	149,608

Comprehensive income	1,874,043	2,597,645	822,944	1,407,085

Less: comprehensive income attribute to the noncontrolling interest	26,769	25,588	14,267	12,975

Comprehensive income attributable to China New Media Corp.	$1,847,274	$2,572,057	$808,677	$1,394,110

Earnings per share
Basic	$0.05	$0.09	$0.02	$0.05
Diluted	$0.05	$0.08	$0.02	$0.04
Weighted average number of common shares
Basic	27,550,701	27,550,701	27,550,701	27,550,701
Diluted	27,550,701	28,196,904	27,550,701	27,997,977

The accompanying notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
 (UNAUDITED)

	For the six months ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,636,042	$2,429,188
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,981,591	1,245,238
Amortization of stock based compensation expense	15,975	-
Loss from equity investment	7,901	-
Allowance for doubtul accounts	69,091	1,258
Changes in operating assets and liabilities
Accounts receivable	(1,403,172)	(1,097,194)
Other current assets	(121,137)	(1,658,136)
Advance to employee	49,771	59,688
Security deposit	113,009	17,872
Deferred tax assets	30,189	(23,204)
Advance to suppliers	(546,925)	969,766
Accounts payable, accrued expenses and other payables	140,316	1,060,860
Advances from customers	96,810	-
Deferred revenues	983,863	974,767
Taxes payable	168,444	421,508

Net cash provided by operating activities	3,221,768	4,401,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	(494,790)	-
Advance payment for investment	-	1,906,665
Equity investment	(93,948)	-
Acquisition of billboards use right	(488,526)	(3,275,235)
Acquisition of property and equipment	(2,251,187)	(4,396,546)

Net cash used in investing activities	(3,328,451)	(5,765,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	-	476,666
Net proceeds from short-term bank loans	751,580	1,042,707
Repaymenof short-term bank loans	(1,096,054)	-
Repayment of related party loans	138,813	(320,236)
Repayments of long-term bank loans	-	(297,916)

Net cash provided by (used in) financing activities	(205,661)	901,221

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	40,563	32,573

NET DECREASE IN CASH AND CASH EQUIVALENTS	(271,781)	(429,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,808,880	1,672,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,537,099	$1,242,306

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$378,193	$692,274
Interest paid	$466,144	$156,330

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted the 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company; As a result of the above-mentioned transactions, the shareholders of Fortune-Rich and persons affiliated with V-Media own securities that represent 96% of the equity in the Company.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of outstanding warrants and allowance of doubtful accounts.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were $363,165 and $286,027 allowance for uncollectible amounts as of December 31, 2011 and June 30, 2011, respectively. Accounts are written off only after exhaustive collection efforts.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the three and six months ended December 31, 2011 and 2010.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Method Investment

The Company uses the equity method to account for its investment with ownership interest between 20% and 50% because it has significant influence but not control. Under the equity method, the Company recognizes its initial investment at cost and subsequently recognize in earnings its proportionate share of the income or loss of the investee.

Fair Value of Financial Instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts of certain financial instruments, including accounts receivable, advances to vendors, other receivables, accounts payable, advance from customers, taxes payable, other payables and accrued liabilities, approximate their fair value due the short-term nature of these items. The carrying amount of the Company’s bank loans approximates the fair value based on their short-term duration and the Company's expected borrowing rate with similar remaining maturities and comparable risk in market.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of three loans to non-related parties. The Company loaned $0.79 million (RMB 5 million) to Rongbang New Energy Resources, which is a one-year term loan from April 27, 2011 to April 26, 2012 at fixed interest rate of 10% per annum. The Company loaned $0.95 million (RMB 6 million) to Tianjun Trade Co., which is a one-year term loan from June 10, 2011 to June 9, 2012 at a fixed interest rate of 10% per annum. The Company made a non-interest bearing $0.58million (RMB 3.66 million) to Dalian Qianbaihe Cloth Accessories Co., which will be repaid by April 20, 2012. Tianjun Trade Co. repaid $0.1 million as of December 31, 2011.

NOTE 4 - MAJOR SUPPLIERS

During the three months ended December 31, 2011, one major supplier provided approximately 44% of the Company’s purchase of raw materials. For the three months ended December 31, 2010, one major supplier provided 12% of the Company’s purchase of raw materials.

During the six months ended December 31, 2011, one major supplier provided approximately 40% of the Company’s purchase of raw materials. For the six months ended December 31, 2010, one major supplier provided 11% of the Company’s purchase of raw materials.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	December 31, 2011	June 30, 2011
Advertising equipment	$24,297,061	$20,950,906
Office equipment and furniture	685,712	518,763
Office building and Improvement	441,407	355,048
Transportation	1,446,878	1,338,611
Subtotal	26,871,058	23,163,328
Less: Accumulated depreciation	(7,420,168)	(6,217,911)
Construction in progress	1,116,480	1,921,935

Total	$20,567,370	$18,867,352

Depreciation expense was $532,723 and $377,657 for the three months ended December 31, 2011 and 2010, respectively, and totaled $1,039,016 and $750,598, for the six months ended December 31, 2011 and 2010 respectively. Approximately $11.13 million of advertising equipment was pledged for short term loans as of December 31, 2011.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans (see Note 10 and 11). As of December 31, 2011 and June 30, 2011, the Company has security deposit balances of $1,889,829 and $1,955,343, respectively, which will be returned when the respective loans are repaid.

NOTE 7 - EQUITY INVESTMENT

According to a contract signed on August 18, 2011, the Company obtained a 20% interest in Letian Net (“Letian”) after the entire consideration (RMB 600,000) was deposited to a designated bank account of the Company's subsidiary – Dalian Vastitude Network Technology Co., Ltd. as of December 31, 2011. Under the equity method of accounting a 20% loss of Letian ($7,901) was recognized for the three and six months ended December 31, 2011. Letian is an online advertising platform in Dalian, the PRC.

As of December 31, 2011
Current assets	$47,577
Noncurrent assets	-
Current liabilities	$7,565
Noncurrent liabilities	-

For the six months ended December 31, 2011
Revenue	-
Gross profit	-
Net income	$(39,505)

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms 2 to 15 years.

Amortization of billboards use right for the three months ended December 31, 2011 and 2010 was $535,229, and $258,956, respectively, and totaled $942,575 and $463,187 for the six months ended December 31, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BILLBOARDS USE RIGHT (Continued)

The projected amortization expense from December 31, 2011 attributed to future periods is as follows:

The period ending December 31,	Amount
2012	$1,327,332
2013	719,245
2014	577,900
2015	508,902
2016	278,325
Thereafter	1,013,780
$4,425,484

NOTE 9 - TAXES

a)	Corporate Income Tax

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for income tax purposes for the year ended through June 30, 2011. The Company had loss carry forwards for U.S. income tax purposes available for offset against future taxable U.S income expiring through 2030 of approximately $173,492 and $157,516 as of December 31, 2011 and June 30, 2011, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance was $58,987 and $53,555 as of December 31, 2011 and June 30, 2011, respectively.

Hong Kong

Fortune-Rich was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group’s subsidiaries of Beijing, Tianjin, Shenyang, Wangluo and Shanghai have loss carryover that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $403,252 and $146,598 as of December 31, 2011 and 2010, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the six months ended December 31, 2011, management concluded that it was more likely than not those additional PRC deferred tax assets would be realized. This determination was based upon actual and projected future operating results. Accordingly, the Company recorded a deferred tax provision of $43,795 and benefit of $23,204 for the six months ended December 31, 2011 and 2010, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES (Continued)

Significant components of the income tax provision were as follows for the three months and six months ended December 31, 2011 and 2010:

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	566,435	898,516	194,000	494,958

	566,435	898,516	194,000	494,958

Deferred tax benefit,net of valuation allowance
Federal	-	-	-	-
State	-	-	-	-
Foreign	43,795	(23,204)	60,851	(15,042)

	43,795	(23,204)	60,851	(15,042)

Income tax provision	$610,230	$875,312	$254,851	$479,916

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense for the three months ended December 31, 2011 and 2010 was $163,544 and $111,779, respectively, and totaled $408,781 and $441,172 for the six months ended December 31, 2011 and 2010, respectively.

c) Taxes payable consisted of the following:

	December 31,	June 30,
	2011	2011
Business tax payable	$102,672	$115,973
Corporate income tax payable	998,625	773,286
Other	151,353	166,361

Total taxes payable	$1,252,650	$1,055,620

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended December 31, 2011. The Company files income  tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2007.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	December 31, 2011	June 30, 2011
a) Loan payable to Harbin Bank	$951,537	$928,300

b) Loans payable to Shanghai Pudong Development Bank	2,537,431	2,475,466

c) Loan payable to Dalian Bank Xigang Branch	1,585,894	1,547,166

d) Loan payable to Industrial and Commercial Bank of China	285,461	-

e) Loan payable to Jinzhou Bank	2,378,841	2,320,749

f) Loans payable to Industrial Bank		1,083,016

g) Loans payable to Jilin Bank	2,378,842	2,320,749

h) Loan payable to Dalian Bank Shenyang Branch	951,537	928,300

i) Loan payable to Dalian Bank Shanghai Branch	475,768	-

Total short term loans	$11,545,311	$11,603,746

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% at June 30, 2011. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $952 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 16, 2011 to November 15, 2012 at a variable interest rate of 8.528% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.59 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT TERM LOANS (Continued)

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $2.06 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged a real estate property with an estimated value of RMB2,630,000 (approximately $417,090).

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

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.6 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.9 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a fixed interest rate of 8.52% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a fixed interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG TERM LOANS

The long term loans include the following:

	December 31, 2011	June 30, 2011
Loan payable to Dalian Bank	$475,768	$464,150

Total long term loans	$475,768	$464,150

Less: current portion	$475,768	$464,150

Total long term loans noncurrent portion	$-	$-

Loan payable to Dalian Bank matures on June 25, 2012 and has a variable interest rate of 4.95% at December 31, 2011. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	December 31, 2011	June 30, 2011

Ma, Ming	$140,595	$-
Wang, Caiqin	118,942	116,038
Wang, Guojun	47,072	42,259
Total	$306,609	$158,297

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ EQUITY (Continued)

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

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.19 years, expected volatility 197%, dividend yield 0.00%, risk free interest rate 0.83% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. There were no estimated forfeitures as the Company has a short history of issuing options. Stock compensation expenses recognized were $23,960 and -0- for the six months ended December 31, 2011 and 2010, respectively.

The following is a summary of the status of warrant activities for the six months ended December 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years
Outstanding, June 30, 2011	3,348,760	$0.96	2.4
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2011	3,348,760	$0.96	1.93
Exercisable, December 31, 2011	3,298,760	$0.95	1.9

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

As of December 31, 2011, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of December 31, 2011.

The Company’s outstanding warrants to acquire 3,298,760 shares of common stock at exercise price of $0.95, were not included in the diluted weighted average shares calculation, because they are anti-dilutive.

The warrants issued on March 7, 2011 to acquire 50,000 shares of common stock with an exercise price of $1.80, were not included in the diluted weighted average shares calculation, because they are anti-dilutive.

The following table sets forth earnings per share calculation for the six months and three months ended December 31, 2011 and 2010:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic earnings per share
Net income attributable to China New Media Corp.	$1,483,095	$2,342,618	$620,177	$1,257,477

Weighted average number of common shares outstanding - Basic	27,550,701	27,550,701	27,550,701	27,550,701

Earnings per share-Basic	$0.05	$0.09	$0.02	$0.05

Diluted earnings per share
Net income attributable to China New Media Corp.	$1,483,095	$2,342,618	$620,177	$1,257,477

Weighted average number of common shares outstanding -Basic	27,550,701	27,550,701	27,550,701	27,550,701
Effect of diluted securities-warrant		646,203		447,276
Weighted average number of common shares outstanding - Diluted	27,550,701	28,196,904	27,550,701	27,997,977

Earnings per share-Diluted	$0.05	$0.08	$0.02	$0.04

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENCSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION

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
Revenue and cost of revenues by segment were as follows:

	For three months ended December 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$3,576,801	$463,745	$704,606	$141,215	$157,408	$5,043,775
Cost of Revenue	(1,357,408)	(402,599)	(259,893)	(77,057)	(184,212)	(2,281,169)
Gross Profit	$2,219,393	$61,146	$444,713	$64,158	$(26,804)	$2,762,606

	For three months ended December 31, 2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$4,513,761	$181,252	-	$52,479	$300,297	$5,047,789
Cost of Revenue	(1,855,432)	(181,156)	(15,108)	(16,141)	(161,001)	(2,228,838)
Gross Profit	$2,658,329	$96	$(15,108)	$36,338	$139,296	$2,818,951

	For six months ended December 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$7,587,615	$729,349	$704,606	$251,815	$332,548	$9,605,933
Cost of Revenue	(3,053,403)	(515,808)	(336,515)	(127,980)	(371,529)	(4,405,235)
Gross Profit	$4,534,212	$213,541	$368,091	$123,835	$-38,981	$5,200,698

	For six months ended December 31, 2010
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$8,138,839	$367,011	$-	$66,955	$595,734	$9,168,539
Cost of Revenue	(3,354,597)	(212,001)	(30,507)	(28,001)	(336,934)	(3,962,040)
Gross Profit	$4,784,242	$155,010	$(30,507)	$38,954	$258,800	$5,206,499

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the fastest growing outdoor advertising companies in China. Through our contractual arrangements with our affiliates in China, we own and operate one of the largest outdoor advertising networks in northeast China with a strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China. We provide a full range of integrated outdoor advertising services to our clients, including art design, advertising display, daily maintenance and technical upgrading. We believe our well-diversified outdoor advertising media network and our ability to provide advertising services on an integrated basis allow us to target and satisfy client needs at all levels. Founded in 2000, we have grown steadily and expanded our media network into cities of Shenyang, Tianjin, Beijing and Shanghai from our headquarters in Dalian.

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of December 31, 2011, the number of bus and taxi shelters on which we operate and carry our advertisements is 790; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 35. As of December 31, 2011, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 M2 to 400 M2, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 2 mega-screen (88 M2, approximately 947 square feet, and 558 M2, approximately 6,327 square feet) LED screens in the business district in Shenyang, 1 indoor LED screen (22 M2, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 M2, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai.

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

By using wireless access technology, our LED displays at bus and taxi shelters are able to display real time programs at the control of our centralized computer systems. It consists of a Wi-Fi receiver, large-screen LED display, and web-based touch-screen kiosk which provide the public with information on various aspects of the city life, including travel, traffic, restaurants, shopping, hotels, business, medical and education.  In addition, every City Navigator is equipped with Bluetooth, wireless access and printing technology. Users can either print the information or send the information to their cell phones or computers. As City Navigator® Network adopts Wi-Fi technology, users can enjoy its service from any area covered by its Wi-Fi signals.  We are aggressively expanding our media platform by launching City Navigator ® Networks in our target cities, such as, Tianjin, Qingdao and Shanghai, to create our own cross-region advertising network and enhance our advertising distribution capacity.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Three-Month Period Ended December 31, 2011 Compared to the Three-Month Period Ended December 31, 2010

Revenue

The following table shows the operations of the Company on a consolidated basis for the three months ended December 31, 2011 and 2010:

REVENUES	Three Months Ended December 31,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$1,133,934	$1,621,365	$-487,431	-30.1%
City Transit system Display network	751,134	966,683	-215,549	-22.3%
Outdoor Billboards	1,163,582	1,248,353	-84,771	-6.8%
City Navigator	388,470	425,778	-37,308	-8.8%
Other service income(a)	139,681	251,582	-111,901	-44.5%
Subtotal for Dalian District	$3,576,801	$4,513,761	$-936,960	-20.8%

Shenyang District
Street Fixture and Display network	$81,400	$73,787	$7,613	10.3%
Outdoor Billboards	382,345	107,465	274,880	255.8%
Subtotal for Shenyang District	$463,745	$181,252	$282,493	155.9%

Beijing District
Outdoor Billboards	$704,606	$-	$704,606	100%
Subtotal for Beijing District	$704,606	$-	$704,606	100%

Tianjin District
Outdoor Billboards	$141,215	$52,479	$88,736	169.1%
Subtotal for Tianjin District	$141,215	$52,479	$88,736	169.1%

Shanghai District
Outdoor Billboards	$157,408	$300,297	$-142,889	-47.6%
Subtotal for Shanghai District	$157,408	$300,297	$-142,889	-47.6%

Total Revenues	$5,043,775	$5,047,789	$-4,014	-0.1%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the three months ended December 31, 2011 were $5,043,775, a decrease of $4,014 or 0.1%, from $5,047,789 for the three months ended December 31, 2010.

For the three months ended December 31, 2011, sales in Dalian district, accounted for 70.9% of our total sales, decreased by $936,960, or 20.8%, to $3,576,801 from $4,513,761 for the three months ended December 31, 2010. The decline was primarily attributable to a decrease in contracting demand from advertisers under unfavorable macro economic conditions.  Advertisers from certain industries, such as real estate, significantly reduced their advertising budgets in the second half of 2011.

Overall sales in Shenyang district increased by $282,493, or 155.9%, to $463,745 from $181,252 for the three months ended December 31, 2010. In Shenyang, sales generated from street furniture and display network increased 10.3%, or $7,613 compared with same period in 2010, and sales generated from billboards including LED screens increased 255.8%, or $274,880 compared with same period in 2010. The increased sales reflected the Company’s focused effort on developing Shenyang market, as Shenyang will be the host city for the upcoming 12th National Games of the People’s Republic of China in 2013.

For three months ended December 31, 2011, sales in Tianjin district increased by 88,736, or 169.1%, to $141,215 from $52,479 for the three months ended December 31, 2010. Sales revenue in Shanghai District decreased $142,889 or 47.6% to $157,408 from $300,297 for the three months ended December 31, 2010. The decline was primarily attributable to the unfavorable macro outdoor advertising market conditions in Shanghai.

For three months ended December 31, 2011, the Company also generated sales revenue of $704,606 from its Beijing District compared with none for the three months ended December 31, 2010.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2011 were $2,281,169, an increase of $52,331 or 2.3%, from $2,228,838 for the same period ended December 31, 2010. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 45.2% and 44.2% for the three months ended December 31, 2011 and 2010, respectively.

COST OF REVENUES	Three Months Ended December 31,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$392,499	$566,991	$-174,492	-30.8%
City Transit system Display network	352,771	519,642	-166.871	-32.1%
Outdoor Billboards	402,295	436,367	-34,072	-7.8%
City Navigator	134,140	148,614	-14,474	-9.7%
Other service cost (b)	75,703	183,818	-108,115	-58.8%
Subtotal for Dalian District	$1,357,408	$1,855,432	$-498,024	-26.8%

Shenyang District
Street Fixture and Display network	$70,579	$73,861	$-3,282	-4.4%
Outdoor Billboards	332,020	107,295	224,725	209.4%
Subtotal for Shenyang District	$402,599	$181,156	$221,443	122.2%

Beijing District
Outdoor Billboards	$259,893	$15,108	$244,785	1,620.2%
Subtotal for Beijing District	$259,893	$15,108	$244,785	1,620.2%

Tianjin District
Outdoor Billboards	$77,057	$16,141	$60,916	377.4%
Subtotal for Tianjin District	$77,057	$16,141	$60,916	377.4%

Shanghai District
Outdoor Billboards	$184,212	$161,001	$23,211	14.4%
Subtotal for Shanghai District	$184,212	$161,001	$23,211	14.4%

Total Cost of Revenue	$2,281,169	$2,228,838	$52,331	2.3%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2011 decreased by $56,345 or 2.0% to $2,762,606 from $2,818,951 for the same period in 2010. The decrease in gross profit was due to the slight decrease in revenue and the increase in cost of revenue during the three months ended December 31, 2011. Our gross margin during the three months ended December 31, 2011 and 2010 were 54.8% and 55.8%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,532,733 during the three months ended December 31, 2011, an increase of $606,286 or 65.4%, compared to $926,447 for the same period ended December 31, 2010. The increase in our operating expenses was mainly due to increased selling expense and other costs related to supporting our sales force as the overall advertising market became more competitive, increase in our payroll and administrative costs, and increased cost of being a public company.

Other Income (Expenses)

For the three months ended December 31, 2011, we had total other expense of $244,340, an increase of $123,603 or 102.4%, compared with $120,737 during the same period of 2010.  The increase in other expenses was mainly due to the $77,052 increase in interest expense during the period.

Total interest expense on the bank loans for the three months ended December 31, 2011 and 2010, amounted to $236,279 and $159,227, respectively.

Net Income Attributable to the Company

Net income attributable to the Company was $620,177 for the three months ended December 31, 2011, as compared with $1,257,477 during the three months ended December 31, 2010, representing a decrease of 50.7%. The decrease in net income was mainly attributed to our increase in selling, general and administrative expenses.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was   $822,944 during the three months ended December 31, 2011, as compared with $1,407,085 during the three months ended December 31, 2010, an decrease of 41.5%. The decrease is due to significant currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Results of Operations for the Six-Month Period Ended December 31, 2011 Compared to the Six-Month Period Ended December 31, 2010

Revenue

The following table shows the operations of the Company on a consolidated basis for the six months ended December 31, 2011 and 2010:

REVENUES	Six Months Ended December 31,
	2011	2010		Difference	% Change
Dalian District
Street Fixture and Display network	$2,351,768		$2,964,421	$-612,653	-20.7%
City Transit system Display network	1,670,952		1,812,244	-141,292	-7.8%
Outdoor Billboards	2,373,008		2,186,680	186,328	8.5%
City Navigator	920,303		718,481	201,822	28.1%
Other service income (a)	271,584		457,013	-185,429	-40.6%
Subtotal for Dalian District	$7,587,615		$8,138,839	$-551,224	-6.8%

Shenyang District
Street Fixture and Display network	$136,988		$133,396	$3,592	2.7%
Outdoor Billboards	592,361		224,381	367,980	164.0%
Other service income (a)			9,234	-9,234	-100%
Subtotal for Shenyang District	$729,349		$367,011	$362,338	98.7%

Beijing District
Outdoor Billboards	$704,606	$		$704,606	100%
Subtotal for Beijing District	$704,606	$		$704,606	100%

Tianjin District
Outdoor Billboards	$251,815		66,955	$184,860	276.1%
Subtotal for Tianjin District	$251,815		66,955	$184,860	276.1%

Shanghai District
Outdoor Billboards	$332,548		$595,734	$-263,186	-44.2%
Subtotal for Shanghai District	$332,548		$595,734	$-263,186	-44.2%

Total Revenues	$9,605,933		$9,168,539	$437,394	4.8%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the six months ended December 31, 2011 were $9,605,933, an increase of $437,394 or 4.8%, from $9,168,539 for the six months ended December 31, 2010.

For the six months ended December 31, 2011, sales in Dalian district, accounted for 79% of our total sales, decreased by $551,224, or 6.8%, to $7,587,615 from $8,138,839 for the six months ended December 31, 2010. Overall sales in Shenyang district increased by 362,338, or 98.7%, to $729,349 from $367,011 for the six months ended December 31, 2010. In Shenyang, sales generated from street furniture and display network increased 2.7%, or $3,592 compared with same period in 2010,  and sales generated from billboards including LED screens increased 164%, or $367,980 compared with same period in 2010.

For six months ended December 31, 2011, sales in Tianjin district increased by 184,860, or 276.1%, to $251,815 from $66,955 for the six months ended December 31, 2010. Sales revenue in Shanghai District decreased $263,186 or 44.2% to $332,548 from $595,734 for the six months ended December 31, 2010. The decline was primarily attributable to the unfavorable macro outdoor advertising market conditions in Shanghai.

The Company also generated sales revenue of $704,606 from its Beijing District compared with none for the three months ended December 31, 2011.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2011 were $4,405,235, an increase of $443,195 or 11.2%, from $3,962,040 for the same period ended December 31, 2010. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 45.9% and 43.2% for the six months ended December 31, 2011 and 2010, respectively.

COST OF REVENUES	Six Months Ended December 31,
	2011	2010	Difference	% Change
Dalian District
Street Fixture and Display network	$944,436	$1,092,241	$-147,805	-13.5%
City Transit system Display network	737,308	885,722	-148,414	-16.8%
Outdoor Billboards	856,144	785,566	70,578	9.0%
City Navigator	294,319	232,113	62,206	26.8%
Other service cost (b)	221,196	358,955	-137,759	-38.4%
Subtotal for Dalian District	$3,053,403	$3,354,597	$-301,194	-9.0%

Shenyang District
Street Fixture and Display network	$79,635	$83,759	$-4,124	-4.9%
Outdoor Billboards	436,173	126,708	309,465	244.2%
Other service cost (b)		1,534	-1,534	-100%
Subtotal for Shenyang District	$515,808	$212,001	$303,807	143.3%

Beijing District
Outdoor Billboards	$336,515	$30,507	$306,008	1,003.1%
Subtotal for Beijing District	$336,515	$30,507	$306,008	1,003.1%

Tianjin District
Outdoor Billboards	$127,980	$28,001	$99,979	357.1%
Subtotal for Tianjin District	$127,980	$28,001	$99,979	357.1%

Shanghai District
Outdoor Billboards	$371,529	$336,934	$34,595	10.3%
Subtotal for Shanghai District	$371,529	$336,934	$34,595	10.3%

Total Cost of Revenue	$4,405,235	$3,962,040	$443,195	11.2%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the six months ended December 31, 2011 decreased by $5,801, or 0.1%, to $5,200,698, as compared to $5,206,499 for the six months ended December 31, 2010.   Gross profit margin was approximately 54.1% and 56.8% for the six months ended December 31, 2011and 2010, respectively. The decline in gross profit margin was mainly due to the increased maintenance cost of advertising equipment, and the increase of labor and raw material cost during the six months ended December 31, 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, rent expenses and related administrative expenses. SG&A expenses were $2,459,023 for the six months ended December 31, 2011, as compared to $1,691,586 for the six months ended December 31, 2010, an increase of $767,437 or 45.4%.  This increase was due to increased sales effort from the Company to accommodate its geographic expansion of its media platforms, higher maintenance and professional fees as being a public company, and other expenses related to the growth of business.

Income from Operations

Income from operations was $2,741,675 for the six months ended December 31, 2011 as compared to $3,514,913 for the six months ended December 31, 2010, a decrease of $773,238 or 22%. The decrease was mainly due to our increase in total cost of revenue and SG&A expenses.

Other Income (Expense)

Total other expense was $495,403 for the six months ended December 31, 2011 as compared to total other expenses of $210,413 for the six months ended December 31, 2010, an increase of $284,990, or 135.4%. The increase in other expense is mainly due to the increased interest expense from the bank loans.

Income Before Income Taxes

Income before income taxes was $2,246,272 for the six months ended December 31, 2011 as compared to $3,304,500 for the six months ended December 31, 2010, a decrease of $1,058,228 or 32%.

Income tax provision

Income tax provision was $610,230 for the six months ended December 31, 2011 as compared to $875,312 for the six months ended December 31, 2010, a decrease of $265,082 or 30.3%.

Net Income attributable to China New Media Corp.

Net income attributable to China New Media Corp. for the six months ended December 31, 2011 was $1,483,095, a decrease of $859,523, or 36.7%, compared to net income of $2,342,618 for the six months ended December 31, 2010. The decrease was mainly due to the increase in cost of revenues and selling, general and administrative expenses. Net income as a percentage of total net sales was approximately 15.4% and 25.6% for the six months ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from our operations and bank loans.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

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

As of December 31, 2011, the Company’s cash and cash equivalents amounted to $1,537,099, a decrease of $271,781 from $1,808,880 as of June 30, 2011.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3,221,768 for the six months ended December 31, 2011, a decrease of $1,179,843 from $4,401,611 for the six months ended December 31, 2010. The decrease was mainly due to the decrease in net income, increase in accounts receivable, and partially offset by an increase in depreciation and amortization.

Cash Used in Investing Activities

Net cash used in investing activities in the six months ended December 31, 2011 was $3,328,451 as compared to cash used in investing activities of $5,765,116.  Net cash used in investing activities for 2010 and 2011 was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the six months ended December 31, 2011, net cash used in financing activities was $205,661 as compared to net cash provided by financing of $901,221 for the six months ended December 31, 2010. This was mainly due to the repayment of short-term bank loans of approximately $1 million by the Company during the six months ended December 31, 2011.

Loan Facility

Short-Term Loans

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.88% at June 30, 2011.  This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $952,000) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 16, 2011 to November 15, 2012 at a variable interest rate of 7.57% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma.The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.59 million) at a fixed interest rate of 8.20% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company and the major stockholders

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from January 6, 2009 to January 6, 2010 at the fixed interest rate of 6.90% per year. This loan has been repaid and a new loan has been borrowed with one year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB13, 000,000 (approximately $2.06 million) to Dalian Huanbohai Development Credit Guaranty Company.

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28,2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged a real estate property with an estimated value of RMB2,630,000 (approximately $417,090).

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

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 with the amount of RMB 5,000,000 (approximately $0.8 million) at a fixed interest rate of 8.20% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 with the amount of RMB 10,000,000 (approximately $1.6 million) at a fixed interest rate of 8.20% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. In the guaranty contract, the Company pledged part of its advertising equipment with the approximate value of RMB43,408,300 (approximately $6.9 million) to Dalian Enterprise Credit Guaranty Co., Ltd.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a fixed interest rate of 8.52% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a fixed interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

Long-Term loan

Loan payable to Dalian Bank matures on June 25, 2012 and has a variable interest rate of 4.95% at December 31, 2011. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”

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

Based upon, and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2011.  We believe that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards, which was described under Item 9A – “Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2011, still exists.

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

Changes in Internal Control over Financial Reporting

Through the most recent quarter ended December 31, 2011, we have been implementing the following changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  February 14, 2012

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