Form 10-Q
period 2012-03-31
CHINA NEW MEDIA CORP
filed 2012-05-15
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
 Yes ☒        No ☐

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

    As of May 15, 2012, the Company had outstanding 27,590,001 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.5486 for March 31, 2011, and $1 = RMB 6.29597 for March 31, 2012, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.66893 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the nine months ended March 31, 2011, and $1= RMB6.36054 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the nine months ended March 31, 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)
 (UNAUDITED)

	As of March 31	As of June 30
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$1,127,958	$1,808,880
Accounts receivable, net	4,466,874	5,395,698
Advance to suppliers	342,977	619,582
Prepaid expenses	47,316	189,759
Loans receivable	2,548,138	1,761,139
Other current assets	753,150	243,159
Deferred tax assets	185,476	129,443
Total current assets	9,471,889	10,147,660

Property, equipment and construction in progress, net	22,961,285	18,867,352

Other assets
Security deposits	1,878,639	1,955,343
Equity investment	83,323	-
Billboards use right	7,455,531	4,766,060
Total other assets	9,417,493	6,721,403

Total Assets	$41,850,667	$35,736,415

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$11,562,952	$11,603,746
Current portion of long term loan	476,495	464,150
Capital lease obligation - current portion	585,945	-
Accounts payable	2,652,747	47,067
Other payables	1,818,067	1,121,947
Accrued expenses	134,651	491,997
Deferred revenues	1,428,017	1,618,548
Taxes payable	1,215,075	1,055,620
Short term borrowing - third party	317,664	-
Due to related parties	255,094	158,297
Total current liabilities	20,446,707	16,561,372

Capital leases obligation - non-current portion	519,022	-

Total Liabilities	20,965,729	16,561,372

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,042,887	636,300
Retained earnings	11,764,973	10,724,103
Total China New Media Corp. equity	19,631,539	18,184,082
Noncontrolling interest	1,253,399	990,961
Total equity	20,884,938	19,175,043

Total Liabilities and Equity	$41,850,667	$35,736,415

The accompanying notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS)
 (UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011

Revenues	$13,677,360	$14,571,264	$4,071,427	$5,402,726

Cost of revenue	(7,188,490)	(6,304,608)	(2,783,255)	(2,342,570)

Gross profit	6,488,870	8,266,656	1,288,172	3,060,156

Selling, general and administrative expenses	(3,874,595)	(2,738,538)	(1,415,572)	(1,046,951)

Income (loss) from operations	2,614,275	5,528,118	(127,400)	2,013,205

Other income (expenses):
Interest income	4,442	3,947	1,551	916
Interest expense	(774,245)	(491,507)	(305,100)	(175,950)
Loss from equity investment	(11,855)	-	(3,954)	-
Other income	-	166,082	-	48,545
Other expenses	(23,099)	(15,526)	(1,851)	(102)

Total Other income (expenses)	(804,757)	(337,004)	(309,354)	(126,592)

Income (loss) before income taxes	1,809,518	5,191,114	(436,754)	1,886,613

Income tax provision (benefit)
Current	589,993	1,409,685	23,558	511,169
Deferred	(55,027)	(46,504)	(98,822)	(23,300)
Total income tax provision (benefit)	534,966	1,363,181	(75,264)	487,869

Net income (loss)	1,274,552	3,827,933	(361,490)	1,398,744

Less: net income attribute to the noncontrolling interest	233,684	94,452	80,737	7,881

Net income (loss) attributable to China New Media Corp.	$1,040,868	$3,733,481	$(442,227)	$1,390,863

Net income (loss)	1,274,552	3,827,933	(361,490)	1,398,744

Other comprehensive income
Foreign currency translation adjustments	435,340	882,032	17,623	601,418

Comprehensive income (loss)	1,709,892	4,709,965	(343,867)	2,000,162

Less: comprehensive income attribute to the noncontrolling interest	262,437	616,469	82,721	504,311

Comprehensive income (loss) attributable to China New Media Corp.	$1,447,455	$4,093,496	$(426,588)	$1,495,851

Earnings (loss) per share
Basic	$0.04	$0.14	$(0.02)	$0.05
Diluted	$0.04	$0.13	$(0.02)	$0.05
Weighted average number of common shares
Basic	27,550,701	27,550,701	27,550,701	27,550,701
Diluted	27,550,701	28,196,904	27,550,701	27,550,701

The accompanying notes are an integral part of these condensed consolidated financial statements

 CHINA NEW MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)
 (UNAUDITED)

	For the nine months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,274,552	$3,827,933
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,498,270	1,955,181
Amortization of stock based compensation expense	22,871	-
Loss from equity investment	11,855	-
Provision for doubful accounts	207,142	-
Deferred tax benefit	(52,056)	(46,504)
Changes in operating assets and liabilities
Accounts receivable	854,311	(2,794,405)
Other current assets	(600,660)	(2,261,688)
Security deposit	127,405	17,991
Advance to suppliers	290,110	959,485
Accounts payable	2,885,753	428,261
Other payables	505,975	679,643
Accrued expenses	(378,169)	153,697
Deferred revenues	(231,210)	575,784
Taxes payable	130,044	1,080,481

Net cash provided by operating activities	8,546,193	4,575,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(732,643)	-
Acquisition of billboards use right	(4,504,460)	(1,566,756)
Purchase of property and equipment	(3,980,837)	(4,798,015)

Net cash used in investing activities	(9,217,940)	(6,364,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contributions	-	479,837
Net proceeds from short-term bank loans	754,653	1,799,390
Payment of capital leases obligations	(105,878)	-
Repaymnet of short-term bank loans	(1,100,536)	-
Repayment of related party loans	87,698	(321,034)
Proceeds from outside party	314,439	-
Repayments of long-term bank loans	-	(299,898)

Net cash (used in) provided by financing activities	(49,624)	1,658,295

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	40,449	50,272

NET DECREASE IN CASH AND CASH EQUIVALENTS	(680,922)	(80,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,808,880	1,672,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,127,958	$1,591,672

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$446,077	$692,274
Interest paid	$724,034	$491,507

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months. Since a majority of the bank accounts are located in PRC, those bank balances are uninsured.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were $493,169 and $286,027 allowance for uncollectible amounts as of March 31, 2012 and June 30, 2011, respectively. Accounts are written off only after exhaustive collection efforts.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Assets held under capital leases are stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease, and depreciated over their expected useful lives on the same basis as owned assets or, where shorter, the term of the relevant lease.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the three and nine months ended March 31, 2012 and 2011.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Equity Method Investment

The Company uses the equity method to account for its investment with ownership interest between 20% and 50% because it has significant influence but not control. Under the equity method, the Company recognizes its initial investment at cost and subsequently recognizes in earnings its proportionate share of the income or loss of the investee.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3-Inputs are unobservable inputs which reflect managements’ own assumptions.

The carrying amounts of certain financial instruments, including accounts receivable, advances to suppliers, other receivable, accounts payable, taxes payable, other payables, accrued expenses, deferred revenue, short-term capital lease obligations and short-term borrowing approximate their fair value due the short-term nature of these items. The carrying amount of the Company’s long-term capital lease obligations approximates the fair value based on the Company's expected borrowing rate for financial instruments with similar remaining maturities and comparable risk in market.

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of three loans to non-related parties. The Company loaned $0.79 million (RMB 5 million) to Rongbang New Energy Resources for one year from April 27, 2011 to April 26, 2012 at fixed interest rate of 10% per annum. Management expects to receive the full repayment by May 20, 2012.

The Company made two loans to Tianjun Trade Co.: (1) One-year term loan from June 10, 2011 to June 9, 2012 in the amount of $0.95 million (RMB 6 million) at a fixed interest rate of 10% per annum, and (2) Eleven-month term loan from January 1, 2012 to November 27, 2012 in the amount of $0.48 million (RMB 3 million) at a fixed interest rate of 10% per annum. Tianjun Trade Co. repaid $0.1 million as of March 31, 2012.

The Company made a non-interest bearing loan of $0.58million (RMB 3.66 million) to Dalian Qianbaihe Cloth Accessories Co., which was due on April 20, 2012. Qianbaihe Cloth Accessories Co. repaid $0.15 million as of March 31, 2012, the balance is expected to be received by May 20, 2012.

NOTE 4 - MAJOR SUPPLIERS

During the three months ended March 31, 2012, three major suppliers provided approximately 75% of the Company’s purchase of raw materials. For the three months ended March 31, 2011, one major supplier provided 36% of the Company’s purchase of raw materials.

During the nine months ended March 31, 2012, three major suppliers provided approximately 67% of the Company’s purchase of raw materials. For the nine months ended March 31, 2011, one major supplier provided 16% of the Company’s purchase of raw materials.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	March 31, 2012	June 30,2011
Advertising equipment	$24,375,204	$20,950,906
Office equipment and furniture	771,884	518,763
Office building and Improvement	442,082	355,048
Transportation	1,449,089	1,338,611
Subtotal	27,038,259	23,163,328
Less: Accumulated depreciation	(8,019,035)	(6,217,911)
Construction in progress	3,942,061	1,921,935

Total	$22,961,285	$18,867,352

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET (Continued）

Depreciation expense was $586,361 and $428,454 for the three months ended March 31, 2012 and 2011, respectively, and totaled $1,636,179 and $1,178,254 for the nine months ended March 31, 2012 and 2011 respectively. Approximately $17.4 million of advertising equipment was pledged for short term loans as of March 31, 2012.

Construction in progress mainly consists of billboards and other outdoor advertising platforms.

Equipment held under capital leases had a net book value of $1,758,568 and $-0- at March 31, 2012 and June 30, 2011, respectively.

NOTE 6 - SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans (see Note 10 and 11). As of March 31, 2012 and June 30, 2011, the Company has security deposit balances of $1,878,639 and $1,955,343, respectively, which will be returned when the respective loans are repaid.

NOTE 7 – EQUITY INVESTMENT

According to a contract signed on August 18, 2011, the Company obtained a 20% interest in Letian Net (“Letian”) after the entire consideration (RMB 600,000) was deposited to a designated bank account of the Company's subsidiary – Dalian Vastitude Network Technology Co., Ltd. as of December 31, 2011. Under the equity method of accounting a 20% loss in the equity of Letian of $3,954 and $11,855, respectively, was recognized for the three and nine months ended March 31, 2012. Letian is an online advertising platform in Dalian, the PRC.

As of March 31, 2012
Current assets	$59,999
Noncurrent assets	-
Current liabilities	$24,583
Noncurrent liabilities	-

For the nine months ended March 31, 2012
Revenue	-
Gross profit	-
Net income	$(59,274)

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leases a billboard use right at Times Square in New York under non-cancellable operating leases. The Company recognizes expense on a straight-line basis over the term of the lease. The Company has entered into one-year lease agreements commencing March 1, 2012 and paid the first six months rent up front and is liable to pay the balance of $1.68 million in June 2012. As of March 31, 2012, there was no revenue generated from this billboard.

Amortization of billboards use right for the three months ended March 31, 2012 and 2011 was $934,655, and $277,701, respectively, and totaled $1,873,440 and $762,081 for the nine months ended March 31, 2012 and 2011, respectively.

The projected amortization expense as of March 31, 2012 attributed to future periods is as follows:

12 months ending March 31,	Expense
2013	$3,417,182
2014	1,306,539
2015	952,475
2016	476,255
2017	320,047
Thereafter	983,033
$7,455,531

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows for the three months and nine months ended March 31, 2012 and 2011:

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	589,993	1,409,685	23,558	511,169

	589,993	1,409,685	23,558	511,169

Deferred tax benefit,net of valuation allowance
Federal	-	-	-	-
State	-	-	-	-
Foreign	(55,027)	(46,504)	(98,822)	(23,300)

	(55,027)	(46,504)	(98,822)	(23,300)

Income tax provision	$534,966	$1,363,181	$(75,264)	$487,869

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China New Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes for the year ended June 30, 2011. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2030 of approximately $180,387 and $157,516 as of March 31, 2012 and June 30, 2011, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided against federal deferred tax assets and no deferred tax asset benefit has been recorded for US operation. The valuation allowance against federal deferred tax assets was $61,332 and $53,555 as of March 31, 2012 and June 30, 2011, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

Hong Kong

Fortune-Rich was incorporated in Hong Kong and has operations through its subsidiaries in the PRC, its only tax jurisdiction. Fortune-Rich did not earn any income that was derived in Hong Kong since incorporation and therefore was not subject to Hong Kong Profit tax. All Fortune-Rich and its subsidiaries’ income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

PRC
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Jiaotong, Shenyang, Wangluo, Tianjin, Beijing, Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $734,372 and $375,992 as of March 31, 2012 and June 30, 2011, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the nine months ended March 31, 2012, management concluded that it was more likely than not those additional PRC deferred tax assets would be realized. This determination was based upon actual and projected future operating results. Accordingly, the Company recorded a deferred tax benefit of $55,027 and $46,504 for the nine months ended March 31, 2012 and 2011, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expense for the three months ended March 31, 2012 and 2011 was $182,750 and $262,417, respectively, and totaled $591,708 and $702,977 for the nine months ended March 31, 2012 and 2011, respectively.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

c) Taxes payable consisted of the following:

	March 31,	June 30,
	2012	2011
Business tax payable	$90,280	$115,973
Corporate income tax payable	945,893	773,286
Other	178,902	166,361

Total taxes payable	$1,215,075	$1,055,620

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended March 31, 2012. The Company files income tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 10 - SHORT TERM LOANS

The short term loans include the following:

	March 31, 2012	June 30, 2011
a) Loan payable to Harbin Bank	$952,991	$928,300

b) Loans payable to Shanghai Pudong Development Bank	2,541,308	2,475,466

c) Loan payable to Dalian Bank Xigang Branch	1,588,318	1,547,166

d) Loan payable to Industrial and Commercial Bank of China	285,897	-

e) Loan payable to Jinzhou Bank	2,382,476	2,320,749

f) Loans payable to Industrial Bank	-	1,083,016

g)Loans payable to Jilin Bank	2,382,476	2,320,749

h)Loan payable to Dalian Bank Shenyang Branch	952,991	928,300

i)Loan payable to Dalian Bank Shanghai Branch	476,495	-

Total short term loans	$11,562,952	$11,603,746

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT TERM LOANS (Continued)

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.872% per year. This loan has been guaranteed by an unrelated company Union Chuangye Guaranty Company. The Company pledged a real estate property owned by the Company’s major Stockholder Ms. Ming Ma and part of its advertising equipment with the value of RMB 10.17 million (approximately $1.6 million). The Company is negotiating with the bank to renew the loan and expects to renew it by May 30, 2012. The bank has informally agreed to extend the maturity of the loan.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $952 thousand) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 22, 2011 to November 21, 2012 at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.59 million) at a variable interest rate of 8.528% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been repaid and a new loan has been borrowed with one year term from March 27, 2012 to March 26, 2013 at a variable interest rate of 9.184% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB18.26 million (approximately $2.9 million).

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder.

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million). This loan has been repaid in April 2012.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT TERM LOANS (Continued)

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 in the amount of RMB 5,000,000 (approximately $0.8 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 in the amount of RMB 10,000,000 (approximately $1.6 million) at a variable interest rate of 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million). The Company is negotiating with the bank to renew the loans and expects to renew them by May 30, 2012. The bank has informally agreed to extend the maturity of the loans

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a variable interest rate of 8.856% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a fixed interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

NOTE 11 - LONG TERM LOANS

The Loan from Dalian Bank in the amount of RMB 8,000,000 has a three-year term from May 31, 2009 to June 25, 2012. In accordance with the loan agreement RMB 2,000,000 was repaid on June 23, 2010 and RMB 3,000,000 was repaid on June 23, 2011. The remaining RMB 3,000,000 (approximately $476,495) is due on June 25, 2012. This loan has a variable interest rate of 4.95% at March 31, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CAPITAL LEASES

On December 29, 2011, the V-Media Group’s subsidiary of Shenyang entered into a sale-leaseback agreement with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Shenyang sold to ORIX Leasing a LED panel with a book net value of $0.99 million (RMB6.26 million) for $0.6 million (RMB$3.77 million) and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At March 31, 2012, the monthly rental fee under the agreement was $0.03 million (RMB 181,309), which included an interest component calculated at the rate of 6.65%. The Company has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

On December 29, 2011, the V-Media Group’s subsidiary of Beijing entered into a sale-leaseback agreement with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Beijing sold to ORIX Leasing a LED panel with a book net value of $0.85 million (RMB5.37 million) for $0.5 million (RMB$3.23 million) and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At March 31, 2012, the monthly rental fee under the agreement was $0.02 million (RMB 155,410), which included an interest component calculated at the rate of 6.65%. The Company has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

Under the Company’s non-cancellable lease agreements, the minimum lease payments for the remaining lease terms are summarized as follows:

as of March 31, 2012

Total minimum lease payments	$1,176,756
Amounts representing interest	(71,789)
1,104,967

Less: current portion	585,945

Capital lease non-current portion	$519,022

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHORT TERM BORROWING - THIRD PARTY

The Company entered a three months loan of $317,664 (RMB 2 million) from China Dalian International Cooperation (Group) Co., Ltd., which is due by May 31, 2012 with an interest expenses of $11,912 (RMB75,000).

NOTE 14 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	March 31, 2012	June 30, 2011

Wang, Caiqin	$119,124	$116,038
Ma, Ming	69,537	-
Wang, Guojun	66,433	42,259
Total	$255,094	$158,297

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

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS’ EQUITY (Continued)

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

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.19 years, expected volatility 197%, dividend yield 0.00%, risk free interest rate 0.83% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. There were no estimated forfeitures as the Company has a short history of issuing options. Related stock compensation expenses recognized were $11,872 and -0- for the nine months ended March 31, 2012 and 2011, respectively.

The following is a summary of the status of warrant activities for the nine months ended March 31, 2012:

	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercise Price	Life in years
Outstanding, June 30, 2011	3,348,760	$0.96	2.40
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2012	3,348,760	$0.96	1.68
Exercisable, March 31, 2012	3,315,426	$0.95	1.65

NOTE 16 – EARNINGS PER SHARE

As of March 31, 2012, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of March 31, 2012.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EARNINGS PER SHARE (Continued)

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

The following table sets forth earnings per share calculation for the nine months and three months ended March 31, 2012 and 2011:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic earnings per share
Net income (loss) attributable to China New Media Corp.	$1,040,868	$3,733,481	$(442,227)	$1,390,863

Weighted average number of common shares outstanding - Basic	27,550,701	27,550,701	27,550,701	27,550,701

Earnings (loss) per share-Basic	$0.04	$0.14	$(0.02)	$0.05

Diluted earnings per share
Net income (loss) attributable to China New Media Corp.	$1,040,868	$3,733,481	$(442,227)	$1,390,863

Weighted average number of common shares outstanding -Basic	27,550,701	27,550,701	27,550,701	27,550,701
Effect of diluted securities-warrant		646,203
Weighted average number of common shares outstanding - Diluted	27,550,701	28,196,904	27,550,701	27,550,701

Earnings (loss) per share-Diluted	$0.04	$0.13	$(0.02)	$0.05

NOTE 17 – SEGMENT INFORMATION

ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

CHINA NEW MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION (Continued)

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

Revenue and cost of revenues by segment were as follows:

	For three months ended March 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$2,824,527	$340,287	$710,369	$79,985	$116,259	$4,071,427
Cost of Revenue	(1,998,846)	(55,641)	(374,288)	(51,161)	(303,319)	(2,783,255)
Gross Profit	$825,681	$284,646	$336,081	$28,824	$(187,060)	$1,288,172

	For three months ended March 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total

Revenue	$4,983,472	$110,840	$-	$57,184	$251,230	$5,402,726
Cost of Revenue	(2,072,982)	(69,497)	(15,281)	(40,579)	(144,231)	(2,342,570)
Gross Profit	$2,910,490	$41,343	$(15,281)	$16,605	$106,999	$3,060,156

	For nine months ended March 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue
Cost of Revenue	$10,412,143	$1,069,635	$1,414,975	$331,801	$448,806	$13,677,360
Gross Profit	(5,052,249)	(571,449)	(710,802)	(179,141)	(674,849)	(7,188,490)
	$5,359,894	$498,186	$704,173	$152,660	$(226,043)	$6,488,870

	For nine months ended March 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue
Cost of Revenue	$13,122,311	$477,851	$-	$124,139	$846,963	$14,571,264
Gross Profit	(5,427,579)	(281,497)	(45,788)	(68,580)	(481,164)	(6,304,608)
	$7,694,732	$196,354	$(45,788)	$55,559	$365,799	$8,266,656

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of March 31, 2012, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 35. As of March 31, 2012, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square of New York city in the United States.

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

Factors that can affect our sales are as follows:

Increasing Domestic Spending in Outdoor Advertising

The demand for our advertising time slots is directly related to the outdoor advertising spending in northeast China. The increase in advertising spending is largely determined by the economic conditions in our region. According to the latest statistics on China’s advertising expenditure from CTR Market Research, a respected research institution specializing in the China market, China’s total advertising expenditure in 2010 rose 13% from a year ago. Although the increase of the consumer price inflation may post pressure on the country’s overall economic development in 2011, advertising rates in 2011 still rose by 13% year over year, equal to the rate of increase over the same period in 2010. The Chinese government is aimed at building a domestic consumer-driven economy, which we believe, will continue to generate demand for outdoor advertising.

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

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We promote our brand name, [国域无疆]TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effects  markedly.  We plan to build more mega-screen (100 square meters to 500 square meters, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Three-Month Period Ended March 31, 2012 Compared to the Three-Month Period Ended March 31, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis for the three months ended March 31, 2012 and 2011:

REVENUES	Three Months Ended March 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$1,095,256	$1,799,705	$(704,449)	(39.1%)
City Transit system Display network	563,234	1,050,076	(486,842)	(46.4%)
Outdoor Billboards	823,513	1,478,201	(654,688)	(44.3%)
City Navigator	324,130	521,355	(197,225)	(37.8%)
Other service income(a)	18,394	134,135	(115,741)	(86.3%)
Subtotal for Dalian District	$2,824,527	$4,983,472	$(2,158,945)	(43.3%)

Shenyang District
Street Fixture and Display network	$53,858	$12,044	$41,814	347.2%
Outdoor Billboards	286,429	98,796	187,633	189.9%
Subtotal for Shenyang District	$340,287	$110,840	$229,447	207%

Beijing District
Outdoor Billboards	$710,369	$-	$710,369	100%
Subtotal for Beijing District	$710,369	$-	$710,369	100%

Tianjin District
Outdoor Billboards	$79,985	$57,184	$22,801	39.9%
Subtotal for Tianjin District	$79,985	$57,184	$22,801	39.9%

Shanghai District
Outdoor Billboards	$116,259	$251,230	$(134,971)	(53.7%)
Subtotal for Shanghai District	$116,259	$251,230	$(134,971)	(53.7%)

Total Revenues	$4,071,427	$5,402,726	$(1,331,299)	(24.6%)

(a) Other service income is consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the three months ended March 31, 2012 were $4,071,427, a decrease of $1,331,299 or 24.6%, from $5,402,726 for the three months ended March 31, 2011. The decline in revenue was primarily attributable to a decrease in contracting demand from advertisers under unfavorable macro economic conditions. Advertisers from certain industries, such as real estate, significantly reduced their advertising budgets in the third quarter of 2012. Since we maintained our expansion strategy of getting advertising platforms at desired location, we expect to regain the revenue growth momentum as we further develop the new market.

For the three months ended March 31, 2012, sales in Dalian district, accounted for 69.4% of our total sales, decreased by $2,158,945, or 43.3%, to $2,824,527 from $4,983,472 for the three months ended March 31, 2011. The decrease is mainly due to advertisers in certain industry, especially real estate clients, significantly reduce their advertising spending during the quarter.

Overall sales in Shenyang district increased by $229,447, or 207%, to $340,287 from $110,840 for the three months ended March 31, 2011. In Shenyang, sales generated from street furniture and display network increased 347.2%, or $41,814 compared with same period in 2011, and sales generated from billboards including LED screens increased 189.9%, or $187,633 compared with same period in 2011. The increased sales reflected the Company’s focused effort on developing Shenyang market, as Shenyang will be the host city for the upcoming 12th National Games of the People’s Republic of China in 2013.

For three months ended March 31, 2012, sales in Tianjin district increased by 22,801, or 39.9%, to $79,985 from $57,184 for the three months ended March 31, 2011.

Sales revenue in Shanghai District decreased $134,971 or 53.7% to $116,259 from $251,230 for the three months ended March 31, 2011. The decline was primarily attributable to the unfavorable macro outdoor advertising market conditions in Shanghai.

For three months ended March 31, 2012, the Company also generated sales revenue of $710,369 from its Beijing District compared with none for the three months ended March 31, 2011.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2012 were $2,783,255, an increase of $440,685 or 18.8%, from $2,342,570 for the same period ended March 31, 2011. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment as we secured more advertising platforms during this quarter, and increase in labor and raw material cost.  As a percentage of total revenues, cost of revenue accounted for approximately 68.4% and 43.4% for the three months ended March 31, 2012 and 2011, respectively.

COST OF REVENUES	Three Months Ended March 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$767,837	$691,827	$76,010	11%
City Transit system Display network	402,557	617,533	(214.976)	(34.8%)
Outdoor Billboards	576,186	493,528	82,658	16.7%
City Navigator	226,648	150,678	75,970	50.4%
Other service cost (b)	25,618	119,415	(93,797)	(78.5%)
Subtotal for Dalian District	$1,998,846	$2,072,981	$(74,135)	(3.6%)

Shenyang District
Street Fixture and Display network	$9,962	$5.907	$4,055	68.6%
Outdoor Billboards	45,679	63,590	(17,911)	(28.2%)
Subtotal for Shenyang District	$55,641	$69,497	$(13,856)	(19.9%)

Beijing District
Outdoor Billboards	$374,288	$15,282	$359,006	2,349.2%
Subtotal for Beijing District	$374,288	$15,282	$359,006	2,349.2%

Tianjin District
Outdoor Billboards	$51,161	$40,579	$10,582	26.1%
Subtotal for Tianjin District	$51,161	$40,579	$10,582	26.1%

Shanghai District
Outdoor Billboards	$303,319	$144,231	$159,088	110.3%
Subtotal for Shanghai District	$303,319	$144,231	$159,088	110.3%

Total Cost of Revenue	$2,783,255	$2,342,570	$440,685	18.8%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2012 decreased by $1,771,984 or 57.9% to $1,288,172 from $3,060,156 for the same period in 2011. The decrease in gross profit was due to the decrease in revenue and the increase in cost of revenue during the three months ended March 31, 2012. Our gross profit margin during the three months ended March 31, 2012 and 2011 were 31.6% and 56.6%, respectively. The decrease in our gross profit margin during the third quarter of 2012 was primarily due to  (i) decrease in revenue caused by certain cyclical industries; (ii) increased cost of revenue which was mainly caused by increased depreciation expense of advertising equipment and increase in overhead due to the higher labor cost and raw material cost, (iii) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. We intend to increase our sales effort to improve the utilization rate of our new platforms in the coming quarters to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,415,572 during the three months ended March 31, 2012, an increase of $368,621 or 35.2%, compared to $1,046,951 for the same period ended March 31, 2011. Along with increase in our payroll and administrative cost, the increase in our operating expenses was mainly due to increased selling and promotional expenses so as to improve market awareness in both existing and new markets, and other costs related to supporting our sales force as the overall advertising market became more competitive.

Other Income (Expenses)

For the three months ended March 31, 2012, we had total other expense of $309,354, an increase of $182,762 or 144.4%, compared with $126,592 during the same period of 2011.  The increase in other expenses was mainly due to the $129,150 increase in interest expense during the period.

Total interest expense on the bank loans for the three months ended March 31, 2012 and 2011, amounted to $305,100 and $175,950, respectively.

Income Tax Provision (Benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the three months ended March 31, 2012, we reported an income tax benefit of $75,264 due to operating losses incurred during the quarter. For the same period in 2011, we reported an income tax provision of $487,869.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $442,227 for the three months ended March 31, 2012, as compared with a net income of $1,390,863 during the three months ended March 31, 2011, representing a decrease of 131,8%. The decrease in net income was mainly attributed to a decrease in revenue, and increase in cost of revenue, selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $426,588 during the three months ended March 31, 2012, as compared with comprehensive income of $1,495,851 during the three months ended March 31, 2011.

Results of Operations for the Nine-Month Period Ended March 31, 2012 Compared to the Nine-Month Period Ended March 31, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis for the nine months ended March 31, 2012 and 2011:

REVENUES	Nine Months Ended March 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$3,447,025	$4,764,126	$(1,317,101)	(27.6%)
City Transit system Display network	2,234,186	2,862,320	(628,134)	(21.9%)
Outdoor Billboards	3,196,521	3,664,880	(468,359)	(12.8%)
City Navigator	1,244,433	1,239,836	4,597	0.4%)
Other service income (a)	289,978	591,149	(301,171)	(50.9%)
Subtotal for Dalian District	$10,412,143	$13,122,311	$(2,710,168)	(20.7%)

Shenyang District
Street Fixture and Display network	$190,845	$145,439	$45,406	31.2%
Outdoor Billboards	878,790	323,116	555,674	172.0%
Other service income (a)	-	9,296	(9,296)	(100%)
Subtotal for Shenyang District	$1,069,635	$477,851	$591,784	123.8%

Beijing District
Outdoor Billboards	$1,414,975	$-	$1,414,975	100%
Subtotal for Beijing District	$1,414,975	$-	$1,414,975	100%

Tianjin District
Outdoor Billboards	$331,801	124,139	$207,662	167.3%
Subtotal for Tianjin District	$331,801	124,139	$201,662	167.3%

Shanghai District
Outdoor Billboards	$448,806	$846,963	$(398,157)	(47.0%)
Subtotal for Shanghai District	$448,806	$846,963	$(398,157)	(47.0%)

Total Revenues	$13,677,360	$14,571,264	$893,904	(6.1%)

(a) Other service income is consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the nine months ended March 31, 2012 were $13,677,360, a decrease of $893,904 or 6.1%, from $14,571,264 for the nine months ended March 31, 2011 under current unfavorable macro economic conditions. The Company plans to spend more effort on sales, marketing and promotion in order to generate sales from existing and new customers, and continue focusing on expanding outdoor advertising network at more desirable locations for the various outdoor advertising platforms.

For the nine months ended March 31, 2012, sales in Dalian district, accounted for 76.1% of our total sales, decreased by $2,710,168, or 20.7%, to $10,412,143 from $13,122,311 for the nine months ended March 31, 2011.

Overall sales in Shenyang district increased by 591,784, or 123.8%, to $1,069,635 during the nine months ended March 31, 2012, from $477,851 for the same period last year. In Shenyang, sales generated from street furniture and display network increased 31.2%, or $45,406 compared with same period in 2011, and sales generated from billboards including LED screens increased 172%, or $555,674 compared with same period in 2011.

For nine months ended March 31, 2012, sales in Tianjin district increased by $207,662, or 167.3%, to $331,801 from $124,139 for the nine months ended March 31, 2011.

Sales revenue in Shanghai District decreased $398,157 or 47% to $448,806 from $846,963 for the nine months ended March 31, 2011. The decline was primarily attributable to the unfavorable macro outdoor advertising market conditions in Shanghai.

During the nine months ended March 31, 2012, the Company also generated sales revenue of $1,414,975 from its Beijing District compared with none for the nine months ended March 31, 2011.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2012 were $7,188,490, an increase of $883,882 or 14%, from $6,304,608 for the same period ended March 31, 2011. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and higher labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 52.6% and 43.3% for the nine months ended March 31, 2012 and 2011, respectively.

COST OF REVENUES	Nine Months Ended March 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$1,712,273	$1,784,068	$(71,795)	(4.0%)
City Transit system Display network	1,139,865	1,503,255	(363,390)	(24.2%)
Outdoor Billboards	1,432,330	1,279,094	153,236	12.0%)
City Navigator	520,968	382,791	138,177	36.1%)
Other service cost (b)	246,813	478,370	(231,557)	(48.4%)
Subtotal for Dalian District	$5,052,249	$5,427,578	$(375,329)	(6.9%)

Shenyang District
Street Fixture and Display network	$89,597	$89,666	$(69)	(0.1%)
Outdoor Billboards	481,852	190,288	291,564	153.2%
Other service cost (b)	-	1,544	(1,544)	(100%)
Subtotal for Shenyang District	$571,449	$281,498	$289,951	103.0%

Beijing District
Outdoor Billboards	$710,802	$45,788	$665,014	1,452.4%
Subtotal for Beijing District	$710,802	$45,788	$665,014	1,452.4%

Tianjin District
Outdoor Billboards	$179,141	$68,580	$110,561	161.2%
Subtotal for Tianjin District	$179,141	$68,580	$110,561	161.2%

Shanghai District
Outdoor Billboards	$674,849	$481,164	$193,685	40.3%
Subtotal for Shanghai District	$674,849	$481,164	$193,685	40.3%

Total Cost of Revenue	$7,188,490	$6,304,608	$883,882	14.0%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the nine months ended March 31, 2012 decreased by $1,777,786, or 21.5%, to $6,488,870, as compared to $8,266,656 for the nine months ended March 31, 2011.   Gross profit margin was approximately 47.4% and 56.7% for the nine months ended March 31, 2012 and 2011, respectively. The decline in gross profit margin was mainly due to the decrease in revenue while an increase in cost of revenue, especially with an increased depreciation of advertising equipment, and the increase of labor and raw material cost during the nine months ended March 31, 2012. We intend to increase the utilization rate for our newly acquired platforms in the coming quarters to improve our gross profit margin.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, marketing and promotional expenses, rent expenses and related administrative expenses. SG&A expenses were $3,874,595 for the nine months ended March 31, 2012, as compared to $2,738,538 for the nine months ended March 31, 2011, an increase of $1,136,057 or 41.5%.  This increase was due to increased sales effort from the Company to accommodate its geographic expansion of its media platforms, higher maintenance and professional fees as being a public company, and other expenses related to the growth of business.

Income from Operations

Income from operations was $2,614,275 for the nine months ended March 31, 2012 as compared to $5,528,118 for the nine months ended March 31, 2011, a decrease of $2,913,843 or 52.7%. The decrease was mainly due to the decrease in total revenue and the increase in total cost of revenue and SG&A expenses.

Other Income (Expense)

Total other expense was $804,757 for the nine months ended March 31, 2012 as compared to total other expenses of $337,004 for the nine months ended March 31, 2011, an increase of $467,753, or 138.8%. The increase in other expenses is mainly due to the increased interest expense from the bank loans.

Income tax provision

Income tax provision was $534,966 for the nine months ended March 31, 2012 as compared to $1,363,181 for the nine months ended March 31, 2011, a decrease of $828,215 or 60.8%. The effective tax rates for nine months ended March 31, 2012 were 3.9% and 9.4%, respectively.

Net Income attributable to the Company

Net income attributable to China New Media Corp. for the nine months ended March 31, 2012 was $1,040,868, a decrease of $2,692,613, or 72.1%, compared to net income of $3,733,481 for the nine months ended March 31, 2011. The decrease was mainly due to the decrease of revenue and the increase in cost of revenues and selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was $1,447,455 during the nine months ended March 31, 2012, as compared with $4,093,496 during the nine months ended March 31, 2011.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from our operations and loans from commercial banks and capital leases.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and capital leases, will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

As of March 31, 2012, the Company’s cash and cash equivalents amounted to $1,127,958, a decrease of $680,922 from $1,808,880 as of June 30, 2011.

Cash Flow from Operating Activities

Net cash provided by operating activities was $8,546,193 for the nine months ended March 31, 2012, an increase of $3,970,334 from $4,575,859 for the nine months ended March 31, 2011. The increase was mainly due to an increase in depreciation and amortization, decrease in accounts receivable, and increase in accounts payable, offsetting decrease of net income.

Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2012 was $9,217,940 as compared to cash used in investing activities of $6,364,771.  Net cash used in investing activities for 2012 and 2011 was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the nine months ended March 31, 2012, net cash used in financing activities was $49,624 as compared to net cash provided by financing of $1,658,295 for the nine months ended March 31, 2011. This was mainly due to the repayment of short-term bank loans of approximately $1.1 million by the Company during the nine months ended March 31, 2012.

Loan Facility

Short-Term Loans

a) Loan payable to Harbin Bank had an original one-year term from April 14, 2009 to April 13, 2010 at a fixed interest rate of 5.31% per year. The loan has been renewed for another year from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.872% per year. This loan has been guaranteed by an unrelated company Union Chuangye Guaranty Company. The Company pledged a real estate property owned by the Company’s major Stockholder Ms. Ming Ma and part of its advertising equipment with the value of RMB 10.17 million (approximately $1.6 million). The Company is negotiating with the bank to renew the loan and expects to renew it by May 30, 2012. The bank has informally agreed to extend the maturity of the loan.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 10, 2008 to November 10, 2009 with the amount of RMB 6,000,000 (approximately $952,000) at a fixed interest rate of 7.99% per year. This loan has been renewed from November 22, 2011 to November 21, 2012 at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The other loan is a one-year term loan from June 22, 2011 to June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.59 million) at a variable interest rate of 8.528% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

c) Loan payable to Dalian Bank Xigang Branch had an original one-year term from March 14, 2011 to March 11, 2012 at a variable interest rate of 5.56% at June 30, 2011. This loan has been repaid and a new loan has been borrowed with one year term from March 27, 2012 to March 26, 2013 at a variable interest rate of 9.184% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB18.26 million (approximately $2.9 million).

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder.

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 6.90% per year. The loan has been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million). This loan has been repaid in April 2012.

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 in the amount of RMB 5,000,000 (approximately $0.8 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 in the amount of RMB 10,000,000 (approximately $1.6 million) at a variable interest rate of 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million). The Company is negotiating with the bank to renew the loans and expect to renew them by May 30, 2012. The bank has informally agreed to extend the maturity of the loans.

h) Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 10, 2011 to June 8, 2012 at a variable interest rate of 8.856% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a fixed interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

Long-Term loan

 The Loan from Dalian Bank in the amount of RMB 8,000,000 has a three-year term from May 31, 2009 to June 25, 2012. In accordance with the loan agreement RMB 2,000,000 was repaid on June 23, 2010 and RMB 3,000,000 was repaid on June 23, 2011. The remaining RMB 3,000,000 (approximately $476,495) is due on June 25, 2012. This loan has a variable interest rate of 4.95% at March 31, 2012. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company.

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

Impact of Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2011 which was filed with the Securities and Exchange Commission on September 28, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we have

●           Continued our search for an experienced internal control manager for the Company to lead the testing and implementation of our accounting and internal control procedures.

●           Evaluated the roles of our existing accounting personnel and updated the reporting structure of our accounting staff .

●           Established a work plan to update the Company’s internal control procedures and policies.

●           Developed a preliminary staff  training program to all employees involved which objective is to enhance the staff’s awareness of the Company’s updated accounting policies and procedures and familiarity with US GAAP and SEC rules and regulations.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period covered by this report.

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

Date:  May 15, 2012

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