Form 10-K
period 2012-06-30
V Media Corp
filed 2012-09-27
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

Commission file number: 000-53027

V MEDIA CORPORATION
(Formerly China New Media Corporation)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2011 was approximately $635,336.16 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of September 27, 2012, there were 27,590,701 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

SIGNATURES	32

EXHIBIT INDEX	33

i

As used herein, “we,” “us,” “our” and the “Company” refers to V Media Corporation and its subsidiaries.

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

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation (“Fortune-Rich”), through China New Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by us (the “Merger”).  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China. Substantially all of Fortune-Rich’s operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. Upon the completion of the Merger, our name was changed from Golden Key International, Inc. to China New Media Corp. 26,398,634 shares of the common stock of the Company were issued to the shareholders of Fortune-Rich, which constituted approximately 96% of the common stock of the Company. Effective December 28, 2009, our trading symbol on the OTC Bulletin Board was changed to CMDI.OB.

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

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains to be CMDI.OB.

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

Intellectual Property

As of June 30, 2012, Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 40 patents in the outdoor advertising display field.  His innovations on billboards, bus and taxi shelters, newsstands and other street fixtures have been vastly used in our outdoor display networks.  Mr. Wang has entered into licensing agreements with V-Media to allow V-Media to use his patents without charge.

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

Marketing

Our marketing staff is trained to work closely with customers such as direct advertisers and advertising agencies. We provide professional and customizing advice to meet customers’ advertising needs.  As of June 30, 2012, we had 44 dedicated sales and marketing personnel. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries.

Competition

We compete with some of the largest advertising companies in China that operate outdoor advertising networks such as JCDecaux China, Clear Media, CBS Outdoor (China) and TOM OMG. We compete primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio. The Company has entered into a one-year lease agreement commencing March 1, 2012 for a LED in Time Square, New York City. It is a big step for the company to expand overseas operations and become international. Management is negotiating with potential customers in New York, but competition is strong.

Customers

For the fiscal year ended June 30, 2012, we do not have any individual customers accounting for more than 10% of our total revenues. Although our revenues from these advertising clients generally constitute a substantial part of our total revenues, we believe our business is not dependent on any individual advertising client.

Employees

V-Media currently has 139 full-time employees as of June 30, 2012, including 21 in manufacturing, 8 in research and development, 39 in administration and financial department, and 44 in sales, purchasing and marketing.

Recent Developments

Recognition of a “China Well-know Trademark” by the SAIC

On January 10, 2012, our trademark “ Vastitude Media” has been recognized by the State Administration for Industry and Commerce (SAIC) as a “China Well-known Trademark”. This is the first Well-known trademark that has ever been given in the outdoor media industry and entitles the Company to an additional RMB 50 million credit line.

Expansion of Beijing Subsidiary

On August 28, 2011, we completed the construction of a 200 square meter (approximately 2,153 square feet) LED screen at Beijing International Airport. We subsequently signed a one-year advertising contract valued at RMB 18 million or approximately $2.8 million effective as of October 1, 2011.

Expansion of Shenyang Subsidiary

We continued our expansion strategy in Shenyang. In November 2011, we launched a 558 square-meter LED screen located atop the 22-story Golden Hotel in Shenyang. This LED screen represents the second LED screen owned and operated by us in Shenyang.

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

We have recently experienced a period of significant growth in our advertising platforms . We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

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

The unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company’s growth and profitability.  Specifically:

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

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. The depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets. On the other side, however, the continued appreciation of Renminbi against U.S. dollar will also result in translation gain under U.S. GAAP.

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

We rely on contractual arrangements between Dalian Guo-Heng and V-Media to operate our advertising business. For a description of these contractual arrangements, see “Part I – Item 1 – Business – Overview.”

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our shareholders are currently in compliance with Circular 75. However, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us in the future, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Guojun Wang, our Chairman and Chief Executive Officer, and his wife, Ms. Ming Ma, who is President and a director of the board, beneficially own 10,167,600 shares of common stock, which represent 36.8% of the common stock of the Company. Mr. Wang owns 6,850,000 of these shares, which represents 24.8% of the common stock of the Company, and Ms. Ma owns 3,317,600 of these shares, which represents 12.0% of the common stock of the Company. As a result, they possess significant influence, giving them the ability to prevent significant corporate transactions.  Their ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 8th Floor, Golden Name Commercial Tower, 68 Renmin Road, Zhongshan District, Dalian, P.R. China, 116001. This office consists of approximately 8,988 square feet which we leased from Mr. Guojun Wang and Ms. Ming Ma for  a nominal $1 a year. This lease agreement is renewable each year for a one-year period.

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

Our Shanghai subsidiary office is located at Room 1018, No. 799, Huanlindong Road, Pudong New District, Shanghai, P.R. China, 200123. This office consists of approximately 215 square feet. This lease agreement is renewable upon expiration for a two-year period.

Dalian Vastitude & Modern Transit Media Co., Ltd. is located at 11 Liaohe West Road, Development Zone, Dalian, P.R. China, 116600. This office consists of approximately 3,331 square feet. This lease agreement is renewable upon expiration for a three-year period.

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

Year 2012	High ($)	Low ($)
First Quarter ended September 30, 2011	0.58	0.25
Second Quarter ended December 31, 2011	0.35	0.10
Third Quarter ended March 31, 2012	0.28	0.12
Fourth Quarter ended June 30, 2012	0.28	0.10

Year 2011	High ($)	Low ($)
First Quarter ended September 30, 2011	2.35	1.55
Second Quarter ended December 31, 2011	2.00	0.81
Third Quarter ended March 31, 2012	0.82	0.45
Fourth Quarter ended June 30, 2012	0.52	0.25

As of September 27, 2012, there were approximately 274 owners of record of our common stock.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors that can affect our results of operations are as follows:

Domestic Spending and Urbanization

The demand for our advertising time slots is directly related to the outdoor advertising spending in northeast China. Advertising spending is largely determined by the economic conditions in our region.  The Chinese government is aimed at building a domestic consumer-driven economy, which we believe, will continue to generate demand for outdoor advertising.

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

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 square meters to 500 square meters, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace. The Company has entered into a one-year lease agreement commencing March 1, 2012 for a LED in Time Square, New York City. It is a big step for the company to expand overseas operations and become international.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities including New York;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks which commenced operation in the third quarter of 2009.

Results of Operations for the Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis for the fiscal years ended June 30, 2012 and 2011:

REVENUES
	Fiscal Years Ended June 30,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$5,316,472	$6,629,401	$-1,312,929	-19.8%
City Transit system Display network	3,015,754	4,415,623	-1,399,869	-31.7%
Outdoor Billboards	3,915,086	5,205,074	-1,289,988	-24.8%
City Navigator	1,356,042	1,773,982	-417,940	-23.6%
Other service income (a)	526,154	799,083	-272,929	-34.2%
Subtotal for Dalian District	$14,129,508	$18,823,163	$-4,693,655	-24.9%

Shenyang District
Street Fixture and Display network	$256,543	$160,602	$95,941	59.7%
Outdoor Billboards	982,923	449,175	533,748	118.8%
Other service income (a)	$-	9,356	$-9,356	-100%
Subtotal for Shenyang District	$1,239,466	$619,133	$620,333	100.2%

Beijing District
Outdoor Billboards	$2,124,900	54,330	$2,070,570	3811.1%
Subtotal for Beijing District	$2,124,900	54,330	$2,070,570	3811.1%

Tianjin District
Outdoor Billboards	$422,556	203,473	219,083	107.7%
Subtotal for Tianjin District	$422,556	203,473	219,083	107.7%

Shanghai District
Outdoor Billboards	$554,255	$878,265	$-324,010	-36.9%
Subtotal for Shanghai District	$554,255	$878,265	$-324,010	-36.9%

Total Revenues	$18,470,685	$20,578,364	$-2,107,679	-10.2%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the fiscal year ended June 30, 2012 were $18,470,685, a decrease of $2,107,679 or 10.2%, from $20,578,364 for the fiscal year ended June 30, 2011. The decline in revenue was primarily attributable to a decrease in contracting demand from advertisers under unfavorable macroeconomic conditions. Advertisers from certain industries such as real estate significantly reduced their advertising budgets in fiscal year 2012.

For the fiscal year ended June 30, 2012, sales in Dalian district, accounted for 76.5% of our total sales, decreased by $4,693,655, or 24.9%, to $14,129,508 from $18,823,163 for the fiscal year ended June 30, 2011. Dalian is the Company’s headquarter and was most affected by cyclical industries such as real estate.

Overall sales in Shenyang district increased by 620,333, or 100.2%, to $1,239,466 from $619,133 for the fiscal year ended June 30, 2012. In Shenyang, sales generated from street furniture and display network increased 59.7%, or $95,941 compared with same period in 2011, while sales generated from billboards including LED screens increased 118.8%, or $533,748 compared with same period in 2011. The increased sales reflected the Company’s focused effort on developing Shenyang market, as Shenyang will be the host city for the upcoming 12th National Games of the People’s Republic of China in 2013.

For fiscal year ended June 30, 2012, sales in Tianjin district increased by 219,083, or 107.7%, to $422,556 from $203,473 for the fiscal year ended June 30, 2011. Sales in Beijing district increased by $2,070,570, or 3,811.1% to $2,124,900 from $54,330 and in Shanghai district decreased by $324,010, or 36.9% to $554,255 from $878,265 for the fiscal year ended June 30, 2011.

Cost of Revenue

Cost of revenue for the fiscal year ended June 30, 2012 were $10,750,398, an increase of $1,773,448 or 19.8%, from $8,976,950 for the same period ended June 30, 2011. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment and labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 58.2% and 43.6% for the fiscal years ended June 30, 2012 and 2011, respectively.

COST OF REVENUES	Fiscal Years Ended June 30,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$3,093,073	$2, 487,325	$605,748	24.4%
City Transit system Display network	1,916,391	2,150,578	-234,187	-10.9%
Outdoor Billboards	1,831,756	1,856,244	-24,488	-1.3%
City Navigator	511,209	586,014	-74,805	-12.8%
Other service cost (b)	451,503	675,359	-223,856	-33.1%
Subtotal for Dalian District	$7,803,932	$7,755,520	$48,412	0.6%

Shenyang District
Street Fixture and Display network	$220,912	$96,220	$124,692	129.6%
Outdoor Billboards	571,727	261,580	310,147	118.6%
Other service cost (b)		1,554	-1,554	-100%
Subtotal for Shenyang District	$792,639	$359,354	$433,285	120.6%

Beijing District
Outdoor Billboards	$1,070,574	$109,827	$960,747	874.8%
Subtotal for Beijing District	$1,070,574	109,827	$960,747	874.8%

Tianjin District
Outdoor Billboards	$260,749	130,889	$129,860	99.2%
Subtotal for Tianjin District	$260,749	130,889	$129,860	99.2%

Shanghai District
Outd oor Billboards	$822,504	$621,360	$201,144	32.4%
Subtotal for Shanghai District	822,504	621,360	201,144	32.4%

Total Cost of Revenue	$10,750,398	$8,976,950	$1,773,448	19.8%

(b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the fiscal year ended June 30, 2012 decreased by $3,881,127, or 33.5%, to $7,720,287, as compared to $11,601,414 for the fiscal year ended June 30, 2011.  The decrease in gross profit was partially attributable to the revenue decrease.  Gross profit margin was approximately 41.8% and 56.4% for the fiscal year ended June 30, 2012 and 2011, respectively. The decline in gross profit percentage during 2012 compared with 2011 was mainly due to the increased cost of securing new advertising platform, increased maintenance cost of advertising equipment, and the increase of labor and raw material cost during the fiscal year ended June 30, 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries of sales personnel, commissions for sales representatives, rent expenses and related administrative expenses. SG&A expenses were $6,586,810 for the fiscal year ended June 30, 2012, as compared to $4,048,022 for the year ended June 30, 2011, an increase of $2,528,788 or 63%.  Among which, $1,114,475 increased amortization expense was associated with a LED in Time Square newly rented in current year; $665,703 was due to increased depreciation expense; $242,743 was due to higher maintenance and professional fees as being a public company.

Income from Operations

Income from operations was $1,133,477 for the year ended June 30, 2012 as compared to $7,553,392 for the year ended June 30, 2011, a decrease of $6,419,915 or 85%. The decrease was mainly due to our decrease in total revenue and increase in cost of revenue and selling, general and administrative expense.

Other Income (Expense)

Total other expense was $547,581 for the year ended June 30, 2012 as compared to total other expenses of $776,552 for the year ended June 30, 2011, an decrease of $228,971, or 29%. Interest expense was $1,236,432, increased $421,329 as compared to $815,103 for the year ended June 30, 2011. The increase is due to higher average bank loan balance and guarantee fee paid to third-party guarantee companies. However, the impact on total other expense was mitigated by the increase of other income, which is mainly tax refund the company received this year, amounting $718,984.

Income Before Income Taxes

Income before income taxes was $585,896 for the year ended June 30, 2012 as compared to $6,776,840 for the year ended June 30, 2011, a decrease of $6,190,944 or 91.4% due to the reason described above.

Income tax provision

Income tax provision was $226,807 for the year ended June 30, 2012 as compared to $1,810,240 for the year ended June 30, 2011, a decrease of $1,583,433 or 87.5% due to the decrease of income before income taxes from 2011 to 2012.

Net Income attributable to V- Media Corp.

Net income attributable to V- Media Corp. for the fiscal year ended June 30, 2012 was $50,853, a decrease of $4,821,032, or 99%, compared to net income of $4,871,885 for the fiscal year ended June 30, 2011. The decrease was attributable to the decrease in gross profit. Net income as a percentage of total net sales was approximately 2% and 23.7% for the fiscal year ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the Company’s cash and cash equivalents amounted to $ 1,526,604, a decrease of $282,277 from $1,808,881 as of June 30, 2011.

Cash Flow from Operating Activities

Net cash provided by operating activities was $8,767,908 for the fiscal year ended June 30, 2012, an increase of $2,019,703 from $6,748,205 for the fiscal year ended June 30, 2011. The increase was mainly due to an increase in depreciation and amortization, account payable and a decrease in accounts receivable.

Cash Used in Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2012 was $9,224,072 as compared to cash used in investing activities of $9,589,263 for the year ended June 30, 2011.  Net cash used in investing activities for 2012 and 2011was mainly used to acquire new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the year ended June 30, 2012, net cash provided by financing activities was $142,674 as compared to cash provided by financing of $2,899,297 for the year ended June 30, 2011. This was due to the increased repayment of short-term bank loans in 2012.

Loan Facility

Short-Term Loans

a) Loan payable to Harbin Bank had a one-year term from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% per year. The loan was repaid as of June 30, 2012.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 15, 2010 to November 15, 2011 with the amount of RMB 6,000,000 (approximately $952 thousand) at a fixed interest rate of 7.57% per year. This loan has been renewed from November 22, 2011 to November 21, 2012 at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The other loan is a one-year term loan due on June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.57 million) at a variable interest rate of 8.203% per year. The loan has been renewed from June 18, 2012 to June 14, 2013. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

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

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been paid off on August 21, 2012.

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 8.20% per year. The loan had been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million). This loan has been repaid in April 2012.

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 in the amount of RMB 5,000,000 (approximately $0.8 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 in the amount of RMB 10,000,000 (approximately $1.6 million) at a variable interest rate of 8.528% per year. In May, the Company had negotiated to renew the two loans and changed the amount to RMB 3,000,000 (approximately $0.47 million) and RMB 15,000,000 (approximately $2.36 million). The new due date is May 9, 2013. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million).

h) Loan payable to Dalian Bank Shenyang Branch was a one-year term loan from June 10, 2011 to June 8, 2012 at a variable interest rate of 8.52% per year. ) The loan was renewed on a one-year term loan from June 6, 2012 to June 5, 2013 at a variable interest rate of 8.856% per year  These loans have been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a floating interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

j) Loan payable to Yinkou bank is one-year term loan from June 29, 2012 to June 28, 2013 at a floating interest rate of 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation

k) Loan payable to China Merchant bank is one-year term loan from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipments for this loan.

l) The Company entered into loans for $520,994 (RMB 3.3 million) from outside unrelated parties in June 2012, which are due on demand and bears no interest.

Long term loan

On December 29, 2011, V-Media Group’s subsidiary Shenyang and Beijing subsidiaries entered into loan agreements with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Shenyang and Beijing borrowed $0.64 million (RMB 4.1 million) and $0.55 million (RMB 3.5 million) from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $0.99 million (RMB6.26 million) and $0.85 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At June 30, 2012, the monthly payment under the agreement for Shengyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410) respectively, which including an interest component calculated at the rate of 6.65%. In our previously filed Forms 10Q (December and March) ,this transaction was disclosed under Note 12 as a sale-leaseback transaction; management reclassified it as a long-term loan at June 30, 2012, to reflect the substance more accurately. The reclassification had no material effect on consolidated total assets, liabilities, stockholders' equity, net income or cash flows.

As of June 30, 2012, the loan amounted to $953,430, including $590,370 due in one year.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended June 30, 2012 and 2011 are attached hereto.

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

Notwithstanding management’s assessment that the internal control over financial reporting was ineffective as of June 30, 2012 due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting section below, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present its financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that we had made improvement in our internal control over financial reporting as of the Evaluation Date and the Company’s internal control over financial reporting as of the Evaluation Date was not effective based on these criteria.

Through the past fiscal year, we have been implementing the following changes to our internal control over financial reporting that have materially affected its internal control over financial reporting:

●           To improve its financial system, management of the Company has engaged more experienced accounting professional who are familiar with U.S. GAAP Standard and reporting requirements.

●           The Company has designed procedures to enhance the independent performance by separate individuals of different tasks, such as in the custody of assets and the recording of transactions.

●           We initiated in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

●           We began the preliminary implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional U.S. GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within V Media Corp. have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth certain information with respect to our current directors and executive officers.

Name	Age	Positions with the Company
Guojun Wang	48	Chief Executive Officer and Chairman of the Board
Hongwen Liu	45	Chief Financial Officer
Ming Ma	46	President and Director
Dror Poleg	32	Director
Feng Wan	35	Chief Technology Officer

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify.  All executive officers serve at the pleasure of the Board of Directors.

Guojun Wang, 48, Chairman and Chief Executive Officer. Mr. Wang has served as our Chairman and Chief Execuitve Officer since December 2009.  Before Mr. Wang founded V-Media in September 2000, he had served as President of Dalian Pacific Advertisement Co., Ltd. for 11 years. With his more than 20 years of experience in the Chinese media and advertising industry and his success in building and managing one of the largest regional outdoor media companies in China, Mr. Wang was elected Vice Chairman of China Advertising Association of Commerce in 2007. He graduated from Northeastern University of Finance & Economics with a bachelor’s degree in Economics in 1988.  Mr. Wang’s role as the founder of the Company provides the Board of Directors with considerable institutional knowledge and an important long-term perspective on the Company and our industry as a whole.

Hongwen Liu, 45, Chief Financial Officer. Mr. Liu joined the Company as Chief Financial Officer in December 2009.  Prior to that, he served as Deputy Director of Dalian Da-xin Accounting Firm for nine years. Mr. Liu graduated from the Computer-Based Accounting Department of Dalian Radio and Television University in July 1991.

Ming Ma, 46, President and Director. Ms. Ma has served as our President since December 2009 and became a director in June 2010.  Ms. Ma  has been in charge of V-Media’s daily operation since its inception in September 2000. Prior to that, she had served as Sales Manager in Dalian Pacific Advertisement Co. Ltd. Ms. Ma graduated from Dalian Institute of Finance Trade Union in 1991.  Ms. Ma’s many years of experience in the advertising industry provides the Board of Directors with valuable insight into our industry.  Ms. Ma is the wife of Mr. Wang, our Chairman and Chief Executive Officer.

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

Feng Wan, 35, Chief Technology Officer. Mr. Wan also serves as General Manager of Dalian Vastitude Network Technology Co., Ltd. Mr. Wan joined the Company in 2001, He provides technical and manangement services for the Company because of his broad industry experiences. He graduated from the Central Party School with a Law degree in 2000.

On September 24, 2012, Mr. Stephen Monticelli submitted his resignation as an independent director of the Company.  On September 25, 2012, Mr. Johann Tse submitted his resignation as an independent director of the Company.  In submitting their resignations, neither Mr. Monticelli nor Mr. Tse expressed any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the fiscal year ended June 30, 2012, our insiders complied with all applicable filing requirements, except that on March 19, 2012, Mr. Stephen Monticelli filed a late statement of changes in beneficial ownership on Form 4 for the purchase of a total of 2,000 shares of the common stock of the Company at $0.28 per share by indirect ownerships from the open market on March 13, 2012.

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

Board and the Board Committees:

Our Board of Directors currently consists of three members: Mr. Guojin Wang, Ms. Ming Ma and Mr. Dror Poleg. We do not have a standing nominating, audit or compensation committee. As a small public company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with nominating, audit and compensation committees.

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

Independent Directors

Our Board has determined that Mr. Dror Poleg is an “independent director” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guojun Wang, Chief Executive Officer	2011	$45,249	$4,525	-	-	-	-	-	$49,774
	2012	47,220	4,722	-	-	-	-	-	51,942

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of  0.1574 for 2012 and 0.1508 for 2011, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

Employment Agreements with Named Executive Officers

V-Media has entered into an employment agreement with each of its executive employees.  Each agreement has a term of three years.  Except for salary and bonus, the terms of the agreements are substantially identical and reflect employment standards common in China.  Mr. Guojun Wang, our Chief Executive Officer, receives an annual salary of RMB 300,000 (approximately $47,220), less all applicable taxes and other appropriate deductions.  Mr. Wang is entitled to an annual bonus in an amount of 10% of his annual salary, which must be approved by the Company’s Board of Directors based on the Company’s results of operations.

Director Compensation

For the periods specified, Messrs. Poleg and Tse, each of them is paid a base fee of USD 10,000 per year. If a Board committee is established and they become a Chair, they will receive an additional USD 5,000 per year for a total of USD 15,000 in total compensation for the year.  Mr. Monticelli receives $2,500 per month as cash compensation, an annual grant of 33,333 shares of restricted stock of the Company which vests one year from the date of grant, and a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. On September 24, 2012, Mr. Monticelli submitted his resignation as an independent director of the Company.  On September 25, 2012, Mr. Tse submitted his resignation as an independent director of the Company.  In submitting their resignations, neither Mr. Monticelli nor Mr. Tse expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Guojun Wang and Ms. Ming Ma did not receive compensation for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

 The Company does not maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 27, 2012 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

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
_______________

*           Less than 1%.

(1)
Applicable percentage ownership is based on 27,590,001 shares of common stock outstanding as of September 27, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently issuable upon conversion or exercisable within 60 days of September 27, 2012, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Amounts due to certain stockholders are as follows:

	As of June 30,
	2012	2011
Due to stockholders
Ma, Ming	$412,242	$--
Wang, Caiqin	118,050	116,038
Wang, Guojun	64,482	42,259
Total due to stockholders	$594,774	$158,297

The above stockholders listed are officers and directors of the Company.  Each of these stockholders provided funds for the Company’s operations and for advertising material and equipment purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $140,000 for the fiscal year ended June 30, 2012 and $135,000 for the fiscal year ended June 30, 2011.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended June 30, 2012 and $0 for the fiscal year ended June 30, 2011.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended June 30, 2012 and  2011.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended June 30, 2012 and $0 for the fiscal year ended June 30, 2011.

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

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 18, 2012).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at June 30, 2012 and June 30, 2011, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended June 30, 2012 and 2011, (iii) the Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (iv) Statements of Cash Flows for the years ended June 30, 2012 and 2011 and (v) the notes to the Financial Statements. **

* Filed herewith.

** To be filed by Amendment.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V Media Corporation

Date: September 27, 2012	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Guojun Wang	Chief Executive Officer and Chairman	September 27, 2012
Guojun Wang	(principal executive officer)

/s/ Hongwei Liu	Chief Financial Officer	September 27, 2012
Hongwen Liu	(principal financial and accounting officer)

/s/ Ming Ma	Director	September 27, 2012
Ming Ma

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

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

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 18, 2012).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at June 30, 2012 and June 30, 2011, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended June 30, 2012 and 2011, (iii) the Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (iv) Statements of Cash Flows for the years ended June 30, 2012 and 2011 and (v) the notes to the Financial Statements. **

* Filed herewith.

** To be filed by Amendment.

^ Indicates a management contract or compensatory plan or arrangement.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
V Media Corporation
(Formerly China New Media Corporation)

We have audited the accompanying consolidated balance sheets of V Media Corporation (Formerly China New Media Corporation) and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, NY
September 27, 2012

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
  CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of June 30	As of June 30
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$1,526,604	$1,808,880
Accounts receivable, net	4,960,911	5,395,698
Advance to suppliers	413,883	619,582
Prepaid expenses	-	189,759
Loans receivable	2,099,493	1,761,139
Other current assets	113,129	243,159
Deferred tax assets	396,961	129,443
Total current assets	9,510,981	10,147,660

Property, equipment and construction in progress, net	23,204,841	18,867,352

Other assets
Billboards use right, net	4,798,745	4,766,060
Security deposits	2,043,750	1,955,343
Equity investment	82,572	-
Total other assets	6,925,067	6,721,403

Total Assets	$39,640,889	$35,736,415

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$11,035,314	$11,603,746
Current portion of long term loans	590,370	464,150
Accounts payable	2,274,736	47,067
Other payables	1,902,658	1,121,947
Accrued expenses	21,533	491,997
Deferred revenues	2,649,472	1,618,548
Taxes payable	507,145	1,055,620
Due to related parties	594,774	158,297
Total current liabilities	19,576,002	16,561,372

Long term loan-non current portion	363,060	-

Total Liabilities	19,939,062	16,561,372

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	786,806	636,300
Retained earnings	10,774,956	10,724,103
Total V Media Corp. equity	18,385,441	18,184,082
Noncontrolling interest	1,316,386	990,961
Total equity	19,701,827	19,175,043

Total Liabilities and Equity	$39,640,889	$35,736,415

The accompanying notes are an integral part of these consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (IN US DOLLARS)

	For the years ended June 30,
	2012	2011

Revenues	$18,470,685	$20,578,364

Cost of revenue	(10,750,398)	(8,976,950)

Gross profit	7,720,287	11,601,414

Selling, general and administrative expenses	(6,586,810)	(4,048,022)

Income from operations	1,133,477	7,553,392

Other income (expenses):
Interest income	5,279	25,824
Interest expense	(1,236,432)	(815,103)
Loss from equity investment	(11,868)	-
Other income	718,984	29,158
Other expenses	(23,544)	(16,431)

Total Other income (expenses)	(547,581)	(776,552)

Income before income taxes	585,896	6,776,840

Income tax provision (benefit)
Current	492,080	1,904,238
Deferred	(265,273)	(93,998)
Total income tax provision	226,807	1,810,240

Net income	359,089	4,966,600

Less: net income attribute to the noncontrolling interest	308,236	94,715

Net income attributable to V Media Corp.	$50,853	$4,871,885

Net income	359,089	4,966,600

Other comprehensive income
Foreign currency translation adjustments	167,695	541,729

Comprehensive income	526,784	5,508,329

Less: comprehensive income attributed to the noncontrolling interest	325,425	140,357

Comprehensive income attributable to V Media Corp.	$201,359	$5,367,972

Earnings per share
Basic	$0.00	$0.18
Diluted	$0.00	$0.17
Weighted average number of common shares
Basic	27,550,701	27,550,701
Diluted	27,550,701	28,196,904

The accompanying notes are an integral part of these consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
  CONSOLIDATED STATEMENTS OF EQUITY
 FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional paid-in	Accumulated Other comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	capital	income	earnings	Interest	Total
Balance at July 1, 2010	1,000,000	100	27,550,701	2,755	6,746,071	94,571	5,852,218	889,570	13,585,284

Common stock issued for service	-	-	40,000	4	35,784	-	-	-	35,788
Non-controlling interest acquisition	-	-	-	-	38,965	-	-	(38,965)	-
Net income	-	-	-	-	-	-	4,871,885	94,715	4,966,600
Foreign currency translation gain	-	-	-	-	-	541,729	-	45,642	587,372

Balance at June 30, 2011	1,000,000	$100	27,590,701	$2,759	$6,820,820	$636,300	$10,724,103	$990,961	$19,175,043

Net income for the period	-	-	-	-	-	-	50,853	308,236	359,089
Foreign currency translation gain	-	-	-	-	-	150,506	-	17,189	167,695

Balance at June. 30, 2012	1,000,000	$100	27,590,701	$2,759	$6,820,820	$786,806	$10,774,956	$1,316,386	$19,701,827

The accompanying notes are an integral part of these consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the years ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$359,089	$4,966,600
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,861,544	2,497,692
Amortization of stock based compensation expense	24,804	35,788
Loss from equity investment	11,868	-
Provision for doubful accounts	197,736	288,575
Deferred tax benefit	(265,273)	(90,660)
Changes in operating assets and liabilities
Accounts receivable	330,633	(2,009,171)
Other current assets	134,247	3,189,819
Prepaid expenese	179,893
Security deposit	(54,495)	10,966
Advance to suppliers	216,445	470,822
Accounts payable	2,651,796	445,350
Other payables	174,253	(2,550,342)
Accrued expenses	(490,701)	(20,737)
Deferred revenues	1,002,852	(88,285)
Taxes payable	(566,783)	(398,212)

Net cash provided by operating activities	8,767,908	6,748,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(2,414,293)	-
Proceeds from (repayment of) loans to third party	2,106,484	(1,717,895)
Equity investment	(94,440)	-
Acquisition of billboards use rights	(2,536,601)	(1,409,700)
Purchase of property and equipment	(6,285,222)	(6,461,668)

Net cash used in investing activities	(9,224,072)	(9,589,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	11,035,314	12,224,325
Repayment of short-term bank loans	(11,805,000)	(8,270,284)
Proceeds (repayment) from related party loans	431,130	(300,155)
Proceeds from long term loans	1,217,326	-
Repayment of long-term bank loans	(736,096)	(754,588)

Net cash provided by financing activities	142,674	2,899,298

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	31,214	78,624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282,276)	136,864

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,808,880	1,672,017

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,526,604	$1,808,881

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$1,298,242	$2,462,752
Interest paid	$945,633	$772,372

The accompanying notes are an integral part of these consolidated financial statements

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

V Media Corp., (“the Company”), originally known as Golden Key International Inc. and formerly known as China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

Effective July 17, 2012, the Company changed its name from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger.

The Company, along with its subsidiaries and VIEs, is engage in the sales, construction and operations of outdoor advertising displays and other alternative media business.

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation (“Fortune-Rich ”), through V Media Corp., a Delaware corporation (the “Merger Sub”) wholly owned by the Company.  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”). Substantially all of the Fortune-Rich’s operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng’s consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. (“V-Media”) and its subsidiaries. V-Media is an out-door advertising company headquartered in Dalian, the commercial center of Northeastern China.  As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media’s activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of V Media Corp., its subsidiary, Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity, V-Media Group. The noncontrolling interests represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

 In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of outstanding warrants and allowance of doubtful accounts.  Actual results could differ from those estimates.

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

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $488,723 and $286,027 as of June 30, 2012 and June 30, 2011, respectively. Accounts are written off only after exhaustive collection efforts.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
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

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the years ended June 30, 2012 and 2011.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
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

Fair Value of Financial Instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 718, “Compensation- Stock Compensation”.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value of stock is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The warrants are valued by “Black-Scholes Option Valuation Model”. The fair value of the equity instrument is charged to prepaid compensation expense and additional paid-in capital and later amortized along with passage of service period.

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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. The sale-leaseback transaction disclosed in the previous Forms 10Q (December and March) has been reclassified as a long-term loan to accurately reflect the transaction substance. These reclassifications had no material effect on reported total assets, liabilities, stockholders' equity or net income.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

		June 30, 2012	June 30, 2011
a)	Dalian Qianbaihe Cloth Accessories Co.	$103,884	$-
b)	Feiyue International Trade	214,064	-
c)	Dalian Tianjun Trade Co.	1,259,200	928,300
d)	Rongbang New Energy Resources Technology co.	-	832,839
e)	Rongfu Auto Parts Co.	31,232	-
f)	Dalian Digital Media Co.	40,731	-
g)	Beijing Cross-Strait Publishing Exchange Center	47,220	-
h)	Others	403,161	-
	Total loans receivable	$2,099,493	$1,761,139

a) The Company made a non-interest bearing loan of $0.1million (RMB 0.66 million) to Dalian Qianbaihe Cloth Accessories Co.on April 30, 2012. The loan is expected to be paid back by December 31, 2012.

b) The Company made a non-interest loan of $0.21 million (RMB 1.36 million) to Feiyue International Trade Co. The loan was repaid during July, 2012.

c) The Company made two loans to Dalian Tianjun Trade Co.: (1) One-year term loan from June 10, 2011 to June 9, 2012 in the amount of $0.94 million (RMB 6 million) at a fixed interest rate of 10% per annum. Dalian Tianjun Trade Co. repaid $0.15 million (RMB1 million) as of June 30, 2012, with the remaining balance of $0.79 million (RMB 5 million) renewed for another year from June 10, 2012 to June 9, 2013 at a fixed interest rate of 10% per year. (2) One-year term loan from December 29, 2011 to December 28, 2012 in the amount of $0.47 million (RMB 3 million) at a fixed interest rate of 10% per annum.

d) The Company made two loans to Rongbang New Energy Resources: one is a $0.04 million loan (RMB 0.38 million), and another is $0.79 million loan (RMB 5 million) for one year from April 27, 2011 to April 26, 2012 at fixed interest rate of 10% per annum. Both loans were repaid as of June 30, 2012.

e) The Company made a non-interest bearing loan of $0.03million (RMB 0.2 million) to Rongfu Auto Parts Co. on January 15, 2012 which is due on January 14, 2013.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (continued)

f) The Company made a non-interest bearing loan of $0.04million (RMB 0.26 million) to Dalian Digital Media Co, on June 30, 2012. The loan is due on demand and bears no interest.

g) The Company loaned $0.05 million (RMB 0.3 million) to Beijing Cross-Strait publishing exchange center on November 20, 2011 which is due on November 19, 2012 with no interest.

h) The Company made various loans of $0.4 million (RMB 2.54 million) to unrelated parties during the year ended June 30, 2012. $8,500 was repaid during July, 2012.

NOTE 4 - MAJOR SUPPLIERS

During the year ended June 30, 2012, three major suppliers provided approximately 76% of the Company’s purchase of raw materials, with each supplier accounted for 27%, 26% and 23% respectively. For the year ended June 30, 2011, one major supplier provided 27% of the Company’s purchase of raw materials.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	June 30, 2012	June 30, 2011
Advertising equipment	$26,034,266	$20,950,906
Office equipment and furniture	667,417	518,763
Office building and Improvement	438,097	355,048
Transportation	1,498,251	1,338,611
Subtotal	29,350,311	23,163,328
Less: Accumulated depreciation	(8,536,303)	(6,217,911)
Construction in progress	3,103,112	1,921,935

Total	$23,204,841	$18,867,352

Depreciation expense totaled $2,274,967 and $1,561,413 for the years ended June 30, 2012 and 2011, respectively. Approximately $18.1 million of advertising equipment was pledged as a guarantee against short term loans as of June 30, 2012.

Construction in progress mainly consists of billboards and other outdoor advertising platforms.

NOTE 6 - SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans (see Note 9 and 10).

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EQUITY INVESTMENT

On August 18, 2011, the Company obtained a 20% interest in Letian Net (“Letian”) after the entire consideration totaling $94,440 (RMB 600,000) was deposited to a designated bank account of the Company's subsidiary – Dalian Vastitude Network Technology Co., Ltd. on December 31, 2011. Under the equity method of accounting of the 20% loss in the equity of Letian of $11,868 was recognized for the year ended June 30, 2012. Letian is an online advertising platform in Dalian, the PRC.

NOTE 8 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leases a billboard use right at Times Square in New York under non-cancellable operating leases. The Company recognizes expense on a straight-line basis over the term of the lease. The Company has entered into a one-year lease agreement commencing March 1, 2012,   paid the first nine months and is liable to pay the balance of $0.84 million in October 2012. As of June 30, 2012, there was no revenue generated from this billboard.

Amortization of billboard use rights for the year ended June 30, 2012 and 2011 was $2,586,578, and $1,083,412, respectively.

The projected amortization expense as of June 30, 2012 attributed to future years is as follows:

Years ending June 30,
2013	$1,988,666
2014	801,871
2015	484,526
2016	341,015
2017	305,457
Thereafter	877,210
$4,798,745

 The following is a schedule by year for future minimum payments under the billboard use right agreements at June 30, 2012:

Years ending June 30,	Payment
2013	$2,004,165
2014	1,617,451
2015	600,372
2016	55,090
$4,277,078

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHORT TERM LOANS

The short term loans include the following:

	June 30, 2012	June 30, 2011
a) Loan payable to Harbin Bank	$-	$928,300

b) Loans payable to Shanghai Pudong Development Bank	2,518,400	2,475,466

c) Loan payable to Dalian Bank Xigang Branch	1,574,000	1,547,166

d) Loan payable to Industrial and Commercial Bank of China	283,320	-

e) Loan payable to Jinzhou Bank	-	2,320,749

f) Loans payable to Industrial Bank	-	1,083,016

g) Loans payable to Jilin Bank	2,833,200	2,320,749

h) Loan payable to Dalian Bank Shenyang Branch	944,400	928,300

i) Loan payable to Dalian Bank Shanghai Branch	472,200	-

j) Loan payable to Yinkou Bank	944,000	-

k) Loan payable to China Merchant bank	944,000	-

l) Loan payable to various unrelated parties	520,994	-

Total short term loans	$11,035,314	$11,603,746

a) Loan payable to Harbin Bank had a one-year term from May 9, 2011 to May 8, 2012 at a variable interest rate of 7.57% per year. The loan was repaid as of June 30, 2012.

b) Loan payable to Shanghai Pudong Development bank consists of two loans. One is an original one-year term loan from November 15, 2010 to November 15, 2011 with the amount of RMB 6,000,000 (approximately $952 thousand) at a fixed interest rate of 7.57% per year. This loan has been renewed from November 22, 2011 to November 21, 2012 at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The other loan is a one-year term loan due on June 15, 2012 in the amount of RMB 10,000,000 (approximately $1.57 million) at a variable interest rate of 8.203% per year. The loan has been renewed from June 18, 2012 to June 14, 2013. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been paid off on August 21, 2012.

e) Loan payable to Jinzhou Bank was a one-year term loan from April 21, 2010 to April 20, 2011 at a fixed interest rate of 8.20% per year. The loan had been renewed for another year from May 3, 2011 to April 20, 2012 at a fixed interest rate of 8.20% per year. This loan has been guaranteed by the Company’s major Stockholders Mr. Guojun Wang and Ms. Ming Ma. The Company pledged part of its advertising equipment with the value of RMB17,000,000 (approximately $2.7 million). This loan has been repaid in April 2012.

f) Loan payable to Industrial Bank was a one-year term loan from July 20, 2010 to July 19, 2011 in the amount of RMB 7,000,000 (approximately $1.1 million) at a variable interest rate of 6.11% per year. This loan has been repaid on July 19, 2011.

g) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from May 6, 2011 to May 4, 2012 in the amount of RMB 5,000,000 (approximately $0.8 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 9, 2011 to May 8, 2012 in the amount of RMB 10,000,000 (approximately $1.6 million) at a variable interest rate of 8.528% per year. In May, the Company had negotiated to renew the two loans and changed the amount to RMB 3,000,000 (approximately $0.47 million) and RMB 15,000,000 (approximately $2.36 million). The new due date is May 9, 2013. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million).

h) Loan payable to Dalian Bank Shenyang Branch was a one-year term loan from June 10, 2011 to June 8, 2012 at a variable interest rate of 8.52% per year. ) The loan was renewed on a one-year term loan from June 6, 2012 to June 5, 2013 at a variable interest rate of 8.856% per year  These loans have been guaranteed by Dalian Vastitude Media Group Co., Ltd.

i) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a floating interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

j) Loan payable to Yinkou bank is one-year term loan from June 29, 2012 to June 28, 2013 at a floating interest rate of 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation

k) Loan payable to China Merchant bank is one-year term loan from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipments for this loan.

l) The Company entered into loans for $520,994 (RMB 3.3 million) from outside unrelated parties in June 2012, which are due on demand and bear no interest.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG TERM LOAN

Long term loans consist of following:

	As of June 30, 2012	As of June 30, 2011

Long term loan-ORIX leasing (a)	$953,430	$-
Long term loan-Dalian Bank (b)	-	461,150
Subtotal:	953,430	461,150
Less: current portion	(590,370)	(461,150)

Long term loan- noncurrent portion	$363,060	$-

(a): On December 29, 2011, V-Media Group’s subsidiary Shenyang and Beijing subsidiaries entered into loan agreements with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Shenyang and Beijing borrowed $0.64 million (RMB 4.1 million) and $0.55 million (RMB 3.5 million) from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $0.99 million (RMB6.26 million) and $0.85 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At June 30, 2012, the monthly payment under the agreement for Shengyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410) respectively, which including an interest component calculated at the rate of 6.65%.

In the Company’s previous Form 10Q, this transaction was disclosed under Note 12 as a sale-leaseback transaction; management reclassified it as a long-term loan at June 30, 2012, to reflect the substance of the transaction.  This reclassification had no significant effect on the Company’s consolidated financial position and results of operations.

Future payments of the loan are as follows:

Year ending June 30,	Payment
2013	$590,370
2014	363,060
Total	$953,430

b) Loan payable to Dalian Bank matured on June 25, 2012 and carried a variable interest rate of 4.95% at June 30, 2011. This loan has been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Company. The loan has been paid off as of June 30, 2012.

NOTE 11 - OTHER INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian city, the Company received a special tax refund of $718,984 from the local government as a subsidy income for the year ended June 30, 2012.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	June 30, 2012	June 30, 2011
Wang, Caiqin	$118,050	$116,038
Ma, Ming	412,242	-
Wang, Guojun	64,482	42,259
Total	$594,774	$158,297

The above stockholders provide funds for the Company’s operations for advertising material and equipment purchase. These amounts due are generally unsecured, non-interest bearing and due upon demand.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
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

(2) Issuance of Stocks

On March 26, 2011, the Company granted 40,000 restricted shares of its common stock, which should be vested one year from the date of issue to its employee in consideration for services rendered from February 19, 2010. The fair value of the awards is measured based on the grant date stock price of $0.42 per share with an aggregate amount of $16,800. The amortization of share-based compensation expense was $12,932 and $ 3,868 for the years ended June 30, 2012 and 2011, respectively.

On March 7, 2011, the Company appointed Mr. Stephen Monticelli as an independent director of the Company. Mr. Monticelli will receive an annual grant of 33,333 restricted shares of its common stock which will be vested one year from the date of the grant. The fair value of the awards is measured based on the grant date stock price of $0.52 per share with an aggregate amount of $17,333. The amortization of share-based compensation expense was $11,872 and $5,461for the years ended June 30, 2012 and 2011, respectively.

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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.19 years, expected volatility 197%, dividend yield 0.00%, risk free interest rate 0.83% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. There were no estimated forfeitures as the Company has a short history of issuing options. Related stock compensation expenses recognized were $11,872 and $-0- for the years ended June 30, 2012 and 2011, respectively.

The following is a summary of the status of warrant activities for the years ended June 30, 2012 and 2011:

	Warrants	Weighted Average Exercise	Average Remaining	Average Intrinsic
	Outstanding	Price	Life in years	Value
Outstanding, June 30, 2010	3,298,760	$0.95	2.40	-
Granted	50,000	$1.80	4.69	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2011	3,348,760	$0.96	2.40	-
Exercisable, June 30, 2011	3,298,760	$0.95	2.40	-

Outstanding, June 30, 2011	3,348,760	$0.96	2.40	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2012	3,348,760	$0.96	1.45	-
Exercisable, June 30, 2012	3,315,426	$0.95	1.43	-

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the years ended June 30,
	2012	2011
Current tax provision
Federal	$-	$-
State	-	-
Foreign	492,080	1,904,238

	492,080	1,904,238
Deferred tax benefit, net of valuation allowance
Federal	-	-
State	-	-
Foreign	(265,273)	(93,998)

	(265,273)	(93,998)

Income tax provision	$226,807	$1,810,240

The following table reconciled the US statutory rates to the Company’s effective rate for the years ended June 30, 2012 and 2011. Other item represents the net income that could not be offset by loss incurred by other subsidiaries

For the year ended June 30	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Non-taxable item in China	0.3%	0%
Other Item	13.4%	1.7%
Effective rate	38.7%	26.7%

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes for the year ended June 30, 2012. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2031 of approximately $182,321 and $157,516 as of June 30, 2012 and June 30, 2011, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided against federal deferred tax assets and no deferred tax asset benefit has been recorded for the US operations. The valuation allowance against federal deferred tax assets was $61,989 and $53,555 as of June 30, 2012 and June 30, 2011, respectively.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - TAXES (Continued)

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

PRC

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Jiaotong, Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $1,587,852 and $375,992 as of June 30, 2012 and June 30, 2011, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2012, management concluded PRC deferred tax assets would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $265,273 and $93,998 from loss carryover for the years ended June 30, 2012 and 2011, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expenses were $831,869 and $1,017,529 for the years ended June 30, 2012 and 2011, respectively.

c) Taxes payable consisted of the following:

	June 30,	June 30,
	2012	2011
Business tax payable	$216,869	$115,973
Corporate income tax payable	(1,108)	773,286
Other	291,384	166,361

Total taxes payable	$507,145	$1,055,620

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended June 30, 2012. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS PER SHARE

As of June 30, 2012, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of June 30, 2012.

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

The following table sets forth earnings per share calculations:

	For the years ended June 30,
	2012	2011
Basic earnings per share
Net income attributable to V Media Corp	$50,853	$4,871,885

Weighted average number of common shares outstanding - Basic	27,550,701	27,550,701

Earnings per share-Basic	$0.00	$0.18

Diluted earnings per share
Net income attributable to V Media Corp.	$50,853	$4,871,885

Weighted average number of common shares outstanding -Basic	27,550,701	27,550,701
Effect of diluted securities-warrant		646,203
Weighted average number of common shares outstanding - Diluted	27,550,701	28,196,904

Earnings per share-Diluted	$0.00	$0.17

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT INFORMATION

ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is an outdoor advertising company in China which provides a full range of integrated outdoor advertising services including art design, advertising publishing, daily maintenance and technical upgrading. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of each entity. Based on management's assessment, the Company has determined that its operating segments can be categorized by geographic locations as well as the format of the outdoor media platforms.

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

	For the year ended June 30, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue	$14,129,508	$1,239,466	$2,124,900	$422,556	$554,255	$18,470,685
Cost of Revenue	(7,803,932)	(792,639)	(1,070,574)	(260,749)	(822,504)	(10,750,398)
Gross Profit	$6,325,576	$446,827	$1,054,326	$161,807	$(268,249)	$7,720,287

	For the year ended June 30, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue	$18,823,163	$619,133	$54,330	$203,473	$878,265	$20,578,364
Cost of Revenue	(7,755,520)	(359,354)	(109,827)	(130,889)	(621,360)	(8,976,950)
Gross Profit	$11,067,643	$259,778	$(55,496)	$72,584	$256,905	$11,601,414