Form 10-K/A
period 2012-06-30
V Media Corp
filed 2012-10-10
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, originally filed with the Securities and Exchange Commission on September 27, 2012, to amend Part I - Item 8  of our Annual Report on Form 10-K.  This Form 10-K/A is filed to correct  two rounding errors in the financial statements found in Note 16.  Also furnished in this Form 10-K/A are Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 18, 2012).

101 *
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

V Media Corporation

Date: October 10, 2012	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

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

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 18, 2012).

101 *
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

CASH FLOWS FROM FINANCING ACTIVITIES:4
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates perf4ormance based on each reporting segment's revenues, cost of revenues, and gross profit. Selling expenses and G&A expenses are not separated reviewed to each segment. The CODM does not review balance sheet information to measure the performance of the reportable segments, nor is this part of the segment information regularly provided to the CODM.

	For the year ended June 30, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue	$14,129,508	$1,239,466	$2,124,900	$422,556	$554,255	$18,470,685
Cost of Revenue	(7,803,932)	(792,639)	(1,070,574)	(260,749)	(822,504)	(10,750,398)
Gross Profit	$6,325,576	$446,827	$1,054,326	$161,807	$(268,249)	$7,720,287

	For the year ended June 30, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	Total
Revenue	$18,823,163	$619,133	$54,330	$203,473	$878,265	$20,578,364
Cost of Revenue	(7,755,520)	(359,354)	(109,827)	(130,889)	(621,360)	(8,976,950)
Gross Profit	$11,067,643	$259,779	$(55,497)	$72,584	$256,905	$11,601,414