Form 10-Q
period 2012-09-30
V Media Corp
filed 2012-11-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to ________________

Commission File Number: 000-53027

V MEDIA CORPORATION
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

    As of November 14, 2012, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

●	“We,” “us,” “our” and the “Company” refers to V Media Corporation and its subsidiaries.

●	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

●	“China” and “PRC” refer to the People's Republic of China;

●	“RMB” refers to Renminbi, the legal currency of China; and

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.3532 for June 30, 2012, and $1 = RMB 6.2857 for September 30, 2012, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.4168 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2011, and $1= RMB6.3524 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of September 30	As of June 30
	2012	2012

ASSETS

Current assets
Cash and cash equivalents	$880,338	$1,526,604
Restricted cash	2,980,302	-
Accounts receivable, net of allowance $606,737 and $ 488,723	5,560,984	4,960,911
Advance to suppliers	779,449	413,883
Loans receivable	2,570,762	2,099,493
Other current assets	1,173,000	113,129
Deferred tax assets	645,344	396,961
Total current assets	14,590,179	9,510,981

Property, equipment and construction in progress, net	23,381,559	23,204,841

Other assets
Billboards use right, net	4,044,832	4,798,745
Security deposits	2,091,643	2,043,750
Equity investment	76,814	82,572
Total other assets	6,213,289	6,925,067

Total Assets	$44,185,027	$39,640,889

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$12,059,118	$11,035,314
Current portion of long term loan	606,689	590,370
Accounts payable	1,936,356	2,274,736
Notes payable	3,862,736	-
Other payables	2,445,486	1,902,658
Accrued expenses	21,533	21,533
Deferred revenues	3,581,558	2,649,472
Taxes payable	468,082	507,145
Due to related parties	276,626	594,774
Total current liabilities	25,258,184	19,576,002

Long term loan-non current portion	211,497	363,060

Total Liabilities	25,469,681	19,939,062

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	913,441	786,806
Retained earnings	9,370,267	10,774,956
Total V Media Corp. equity	17,107,387	18,385,441
Noncontrolling interest	1,607,959	1,316,386
Total equity	18,715,346	19,701,827

Total Liabilities and Equity	$44,185,027	$39,640,889

The accompanying notes are an integral part of these condensed  consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS

	For the three months ended September 30,
	2012	2011

Revenues	$5,480,963	$4,562,159

Cost of revenue	(4,645,696)	(2,124,066)

Gross profit	835,267	2,438,093

Selling, general and administrative expenses	(1,834,803)	(926,290)

Income (loss) from operations	(999,536)	1,511,803

Other income (expenses):
Interest income	718	1,693
Interest expense	(281,353)	(232,866)
Loss from equity investment	(6,575)	-
Subsidy income	41,224	-
Other expenses	(11,433)	(19,890)

Total other income (expense)	(257,419)	(251,063)

Income (loss) before income taxes	(1,256,955)	1,260,740

Income tax provision (benefit)
Current	180,058	372,436
Deferred	(261,185)	(17,056)
Total income tax provision (benefit)	(81,127)	355,380

Net income (loss)	(1,175,828)	905,360

Less: net income (loss) attribute to the noncontrolling interest	228,861	42,442

Net income (loss) attributable to V Media Corp.	$(1,404,689)	$862,918

Net income (loss)	(1,175,828)	905,360

Other comprehensive income
Foreign currency translation adjustments	143,695	188,181

Comprehensive income (loss)	(1,032,133)	1,093,541

Less: comprehensive income (loss) attributed to the noncontrolling interest	245,921	54,943

Comprehensive income (loss) attributable to V Media Corp.	$(1,278,054)	$1,038,598

Earnings (loss) per share
Basic and diluted	$(0.05)	$0.03
Weighted average number of common shares
Basic and diluted	27,550,701	27,550,701

The accompanying notes are an integral part of these condensed  consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORTATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the three months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,175,828)	$905,360
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,940,606	914,524
Amortization of stock based compensation expense	-	7,988
Loss from equity investment	6,575	-
Provision for doubful accounts	111,578	-
Deferred tax benefit	(241,554)	(17,056)
Changes in operating assets and liabilities
Accounts receivable	(652,603)	(1,021,918)
Other current assets	(1,047,536)	15,006
Security deposit	(25,660)	38,763
Advance to suppliers	(357,326)	127,050
Accounts payable	(359,011)	152,503
Other payables	463,552	389,234
Accrued expenses	-	(365,904)
Deferred revenues	894,127	524,133
Taxes payable	(44,044)	116,100

Net cash provided by (used in) operating activities	(487,124)	1,785,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(443,998)	-
Repayment of loans from third party	-	59,687
Acquisition of billboards use rights	(501,412)	(486,223)
Purchase of property and equipment	(570,321)	(1,681,830)

Net cash used in investing activities	(1,515,731)	(2,108,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,949,001)	(46,752)
Net proceeds from capital contributions	45,652	-
Proceeds from short-term bank loans	3,589,185	280,514
Repayment of short-term bank loans	(2,172,401)	(1,090,886)
Net Proceeds from bank acceptance notes payable	3,822,167	-
Proceeds (repayment) from related party loans	(322,004)	38,960
Payment of loan to unrelated parties	(521,061)	-
Repayment of long-term bank loans	(143,961)	-

Net cash provided by (used in) financing activities	1,348,575	(818,164)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	8,014	16,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(646,266)	(1,124,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,526,604	1,808,880

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880,338	$684,633

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$57,369	$223,817
Interest paid	$262,402	$232,820

The accompanying notes are an integral part of these condensed  consolidated financial statements

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

V Media Corp., (“the Company”), originally known as Golden Key International Inc. and China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes during fiscal 2013 in the Company’s significant accounting policies to those previously disclosed in the 2012 annual report on form 10K.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

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

Restricted Cash
As of September 30, 2012, the Company had restricted cash of $2.98 million. $1.86 million restricted cash is associated with notes payable. The banks require the Company to maintain a cash balance of a minimum 30% - 50% of the balance of the notes payable as collateral (Note 10). $0.4 million restricted cash is associated with a short-term loan in the amount of RMB 15,000,000 (approximately $2.39 million) with Jilin Bank (Note 8). The Company also has a letter of credit from Bank of China in the amount of $3.36 million and was required to deposit $0.72 million restricted cash in the bank.

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

			September 30, 2012	June 30, 2012
a	)	Dalian Qianbaihe Cloth Accessories Co.	$184,546	$103,884
b	)	Feiyue International Trade	31,818	214,064
c	)	Dalian Tianjun Trade Co.	1,272,730	1,259,200
d	)	Shenzhen Baolichang Co.	412,909	-
e	)	Rongfu Auto Parts Co.	31,568	31,232
f	)	Dalian Digital Media Co.	35,826	40,731
g	)	Beijing Cross-Strait Publishing Exchange Center	47,727	47,220
h	)	Others	553,638	403,161
		Total loans receivable	$2,570,762	$2,099,493

a) The Company made two non-interest bearing loans to Dalian Qianbaihe Cloth Accessories Co., one is a loan of $0.1million (RMB 0.66 million), another is a loan of $0.08 million (RMB 0.5 million). The loans are expected to be paid back by December 31, 2012.

b) The Company made a non-interest loan of $0.21 million (RMB 1.36 million) to Feiyue International Trade Co. The loan was repaid during July, 2012. The Company made a non-interest loan of $0.03 (RMB 200,000) in September 2012. The loan is expected to be paid back by December 31, 2012.

c) The Company made two loans to Dalian Tianjun Trade Co.: (1) One-year term loan from June 10, 2011 to June 9, 2012 in the amount of $0.95 million (RMB 6 million) at a fixed interest rate of 10% per annum. Dalian Tianjun Trade Co. repaid $0.16 million (RMB1 million) as of June 30, 2012, with the remaining balance of $0.79 million (RMB 5 million) renewed for another year to June 9, 2013 at a fixed interest rate of 10% per year. (2) One-year term loan from December 29, 2011 to December 28, 2012 in the amount of $0.48 million (RMB 3 million) at a fixed interest rate of 10% per annum.

d) The Company made a non-interest loan of $0.41 million (RMB 2.6 million) to Shenzhen Baolichang Co. in September 2012. The loan is expected to be paid back by December 31, 2012.

e) The Company made a non-interest bearing loan of $0.03 million (RMB 0.2 million) to Rongfu Auto Parts Co. on January 15, 2012 which is due on January 14, 2013.

f) The Company made a non-interest bearing loan of $0.04 million (RMB 0.26 million) to Dalian Digital Media Co.
on June 30, 2012. The loan is due on demand and bears no interest. Dalian Digital Media Co. repaid $4,905 as of September 30, 2012.

g) The Company loaned $0.05 million (RMB 0.3 million) to Beijing Cross-Strait publishing exchange center on November 20, 2011 which is due on November 19, 2012 with no interest.

h) The Company had various loans of $0.55 million (RMB 3.48 million) to unrelated parties as of September 30, 2012. These loans are due on demand and bear no interest.

NOTE 4 - MAJOR SUPPLIERS

During the three months ended September 30, 2012, three major suppliers provided approximately 68% of the Company’s purchase of materials, with each supplier accounted for 30%, 26% and 12% respectively. For the three months ended September 30, 2011, one major supplier provided 36% of the Company’s purchase of materials.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	September 30, 2012	June 30, 2012
Advertising equipment	$26,321,877	$26,034,266
Office equipment and furniture	753,560	667,417
Office building and Improvement	442,804	438,097
Transportation	1,488,207	1,498,251
Subtotal	29,006,448	29,350,311
Less: Accumulated depreciation	(9,301,014)	(8,536,303)
Construction in progress	3,676,125	3,103,112

Total	$23,381,559	$23,204,841

Depreciation expense totaled $639,228 and $501,249 for the three months ended September 30, 2012 and 2011, respectively. Approximately $23.25 million of advertising equipment was pledged as a guarantee against short term loans as of September 30, 2012.

Construction in progress mainly consists of billboards and other outdoor advertising platforms.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY INVESTMENT

On August 18, 2011, the Company obtained a 20% interest in Letian Net (“Letian”) after the entire consideration totaling $94,455 (RMB 600,000) was deposited to a designated bank account of the Company's subsidiary – Dalian Vastitude Network Technology Co., Ltd. on December 31, 2011. Under the equity method of accounting, 20% of the loss in the equity of Letian of $6,575 and $-0- was recognized for the three months ended September 30, 2012 and 2011, respectively. Letian is an online advertising platform in Dalian, the PRC.

NOTE 7 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in certain locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leases a billboard use right at Times Square in New York under a non-cancellable operating lease. The Company recognizes expense on a straight-line basis over the term of the lease. The Company entered into a one-year lease agreement commencing March 1, 2012, paid the first nine months and is liable to pay the balance of $0.84 million in November 2012. As of September 30, 2012, there was no revenue generated from this billboard.

Amortization of billboard use rights for the three months ended September 30, 2012 and 2011 was $1,298,428, and $408,028, respectively.

The projected amortization expense as of September 30, 2012 attributed to future years is as follows:

12 months ending September 30,
2013	$1,461,282
2014	721,879
2015	434,891
2016	334,570
2017	296,251
Thereafter	795,959
$4,044,832

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BILLBOARDS USE RIGHT (continued)

The following is a schedule by year for future minimum payments under the billboard use right agreements at September 30, 2012:

12 months ending September 30,	Payment
2013	$2,196,367
2014	1,634,831
2015	606,823
2016	55,682
$4,493,703

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	September 30, 2012	June 30, 2012
a) Loans payable to Shanghai Pudong Development Bank	$1,590,912	$2,518,400

b) Loan payable to Dalian Bank Xigang Branch	1,590,912	1,574,000

c) Loan payable to Industrial and Commercial Bank of China	286,364	283,320

d) Loan payable to Jinzhou Bank	2,386,369	-

e)Loans payable to Jilin Bank	2,863,643	2,833,200

f)Loan payable to Dalian Bank Shenyang Branch	954,548	944,400

g)Loan payable to Dalian Bank Shanghai Branch	477,274	472,200

h) Loan payable to Yinkou Bank	954,548	944,000

i) Loan payable to China Merchant bank	954,548	944,000

j) Loan payable to various unrelated parties	-	520,994

Total short term loans	$12,059,118	$11,035,314

a)
Loan payable to Shanghai Pudong Development bank consists of two loans. One is a one-year term loan from November 22, 2011 to November 21, 2012 with the amount of RMB 6,000,000 (approximately $955 thousand) at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been repaid in September, 2012. The second loan is a one-year term loan from June 18, 2012 to June 14, 2013  in the amount of RMB10,000,000 (approximately $1.59 million) at a variable interest rate of 8.203% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT TERM LOANS (Continued)

b) Loan payable to Dalian Bank Xigang Branch is a one-year term from March 27, 2012 to March 26, 2013 at a variable interest rate of 9.184% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB18.26 million (approximately $2.9 million).

c) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been paid off on August 21, 2012. The company obtained a new loan at the same amount from September 20, 2012 to September 12, 2013 with a fixed interest rate of 7.872% per year.

d) Loan payable to Jinzhou Bank is a five-month term loan from July 2, 2012 to November 30, 2012 at a fixed interest rate of 7.80% per year. The Company pledged part of its advertising equipment with the value of RMB30, 998,320 (approximately $4.9 million).

e) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.48 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.39 million) at a variable interest rate of 8.528% per year. $0.4 million restricted cash was deposited in Jilin Bank in association with this loan.  The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million).

f) Loan payable to Dalian Bank Shenyang Branch was a one-year term loan from June 6, 2012 to June 5, 2013 at a variable interest rate of 8.856% per year.  The loan is guaranteed by Dalian Vastitude Media Group Co., Ltd.

g) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a floating interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

h) Loan payable to Yingkou bank is one-year term loan from June 29, 2012 to June 28, 2013 at a floating interest rate of 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation.

i) Loan payable to China Merchant bank is one-year term loan from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipment for this loan.

j) The company had loans from outside unrelated parities as of June 30, 2012, which were due on demand and bear no interest. These loans have been repaid as of September 30, 2012.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long term loans consist of following:

	September 30, 2012	June 30, 2012

Long term loan-ORIX leasing	$818,186	$953,430

Less: current portion	(606,689)	(590,370)

Long term loan- noncurrent portion	$211,497	$363,060

On December 29, 2011, V-Media Group’s subsidiary Shenyang and Beijing subsidiaries entered into loan agreements with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Shenyang and Beijing borrowed $0.65 million (RMB 4.1 million) and $0.56 million (RMB 3.5 million) from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.85 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At September 30, 2012, the monthly payment under the agreement for Shengyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410) respectively, which including an interest component calculated at the rate of 6.65%.

Future payments of the loan are as follows:

Year ending September 30,	Payment
2013	$606,689
2014	211,497
$818,186

NOTE 10 – NOTES PAYABLE

As of September 30, 2012, the Company has bank acceptance notes payable in the amount of $3,862,736. The notes are guaranteed to be paid by the banks and usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum 30%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.  $1.86 million restricted cash was associated with notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian city, the Company received a special tax refund of $41,224 from the local government as a subsidy income for the three months ended September 30, 2012.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	September 30, 2012	June 30, 2012
Wang, Caiqin	$119,319	$118,050
Ma, Ming	21,869	412,242
Wang, Guojun	135,438	64,482
Total	$276,626	$594,774

The above stockholders provide funds for the Company’s operations for advertising material and equipment purchase. These amounts due are generally unsecured, non-interest bearing and due upon demand.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ EQUITY

(1) Preferred Stock

In conjunction with the reverse merger on December 8, 2009, the Company issued 1,000,000 shares of Series A preferred stock, which have an aggregate voting power of 40% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock as long as the Company is in existence. These preferred shares are not convertible into common shares of the Company and are not freely traded in the market. The preferred shares also do not contain any dividend right, liquidation preference right, redemption right or preemptive right.

(2) Issuance of Stocks

On March 26, 2011, the Company granted 40,000 restricted shares of its common stock, which vested one year from the date of issue to its employee in consideration for services rendered from February 19, 2011. The fair value of the awards is measured based on the grant date stock price of $0.42 per share with an aggregate amount of $16,800. The amortization of share-based compensation expense was $0 and $1,289 for the three months ended September 30, 2012 and September 30, 2011, respectively.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2011, the Company granted its independent director, Stephen Monticelli warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Warrant Shares for the first year (up to an aggregate total of 16,666 shares) will be vested following a full year of service as a Non-Executive Director. The Warrant Shares for the second year (up to an aggregate total for years one and two of 33,333 shares) will be vested following a second full year of service as a Non-Executive Director. The Warrant Shares for years three through five (up to an aggregate total for all five years of 50,000 shares) will be vested following the third full year of service as a Non-Executive Director. The fair value of the warrants to the director was $18,988 at the grant date. On September 24, 2012, Stephen Monticelli submitted his resignation from his position as an independent director of V Media Corporation. The unvested warrants were cancelled thereafter.

The following is a summary of the status of warrant activities for the three months ended September 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2012	3,348,760	$0.96	1.45	-
Granted	-	-	-	-
Forfeited	33,334	$1.8	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2012	3,315,426	$0.95	1.16	-
Exercisable, September 30, 2012	3,215,426	$0.95	1.16	-

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the three months ended September 30,
	2012	2011
Current tax provision
Federal	$-	$-
State	-	-
Foreign	180,058	372,436
	180,058	372,436
Deferred tax benefit, net of valuation allowance
Federal	-	-
State	-	-
Foreign	(261,185)	(17,056)
	(261,185)	(17,056)
Income tax provision	$(81,127)	$355,380

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (Continued)

The following table reconciled the US statutory rates to the Company’s effective rate for the three months ended September 30, 2012 and 2011. Other item represents net loss occurred by some subsidiaries and non-deductible items.

For the three months ended September 30	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Other item	-18.5%	3.2%
Effective rate	6.5%	28.2%

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for U.S. federal income tax purposes for the year ended June 30, 2012. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2031 of approximately $1,038,000 and $182,000 as of September 30, 2012 and June 30, 2012, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided against federal deferred tax assets and no deferred tax asset benefit has been recorded for US operation. The valuation allowance against federal deferred tax assets was $353,018 and $61,989 as of September 30, 2012 and June 30, 2012, respectively.

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

PRC
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Jiaotong, Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $2,554,265 and $1,587,852 as of September 30, 2012 and June 30, 2012, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the three months ended September 30, 2012, management concluded PRC deferred tax assets would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $261,185 and $17,056 from loss carryover for the three months ended September 30, 2012 and 2011, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (Continued)

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China, which are approximately 3% on our revenues from providing advertising services. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expenses were $397,180 and $244,876 for the three months ended September 30, 2012 and 2011, respectively.

c) The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended September 30, 2012. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 15 – EARNINGS PER (LOSS) SHARE

As of September 30, 2012, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities as of September 30, 2012.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended September 30, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$4,315,530	$124,624	$708,392	$121,502	$210,915	$-	$5,480,963
Cost of Revenue	(2,820,495)	(242,737)	(286,532)	(47,028)	(396,205)	(852,699)	(4,645,696)
Gross Profit	$1,495,035	$(118,113)	$421,860	$74,474	$(185,290)	$(852,699)	$835,267

	For the three months ended September 30, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$4,010,815	$265,604	$-	$110,601	$175,139	$-	$4,562,159
Cost of Revenue	(1,695,995)	(113,209)	(76,622)	(50,923)	(187,317)	-	(2,124,066)
Gross Profit	$2,314,820	$152,395	$(76,622)	$59,678	$(12,178)	$-	$2,438,093

The US subsidiary was incorporated in the quarter ended September 30, 2012. The cost of revenue was related to amortization of Time square billboard right amortization, which was acquired in March 2012.  The cost of $547,300 related to the billboard was recorded under Dalian District prior to the incorporation of US subsidiary for the 3 months ended September 30, 2012.

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of September 30, 2012, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of September 30, 2012, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States.

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains to be CMDI.OB.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

Name of Subsidiary	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	60%	Dalian	Computer exploitation, technical service and domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design and construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	80%	Shanghai	Advertising company
Vastitude Media –US Corporation	100%	U.S.	Advertising company

Factors Affecting Our Results of Operations

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended September 30, 2012 Compared to the Three-Month Period Ended September 30, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis:

REVENUES	Three Months Ended September 30,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$2,134,300	$1,217,835	$916,465	75.3%
City Transit system Display network	1,078,962	919,819	159,143	17.3%
Outdoor Billboards	861,964	1,209,425	(347,461)	(28.7%)
City Navigator	105,472	531,833	(426,361)	(80.2%)
Other service income(a)	134,832	131,903	2,929	2.2%
Subtotal for Dalian District	$4,315,530	$4,010,815	$304,715	7.6%

Shenyang District
Street Fixture and Display network	$46,596	$55,588	$(8,992)	(16.2%)
Outdoor Billboards	78,028	210,016	(131,988)	(62.8%)
Subtotal for Shenyang District	$124,624	$265,604	$(140,980)	(53.1%)

Beijing District
Outdoor Billboards	$708,392	$-	$708,392	100%
Subtotal for Beijing District	$708,392	$-	$708,392	100%

Tianjin District
Outdoor Billboards	$121,502	$110,601	$10,901	9.9%
Subtotal for Tianjin District	$121,502	$110,601	$10,901	9.9%

Shanghai District
Outdoor Billboards	$210,915	$175,139	$35,776	20.4%
Subtotal for Shanghai District	$210,915	$175,139	$35,776	20.4%

Total Revenues	$5,480,963	$4,562,159	$918,804	20.1%

(a) Other service income is consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended September 30, 2012 were $5,480,963, an increase of $918,804 or 20.1%, from $4,562,159 for the three months ended September 30, 2011. The increase in revenue was primarily attributable to the revenue increase in Beijing, Shanghai and Dalian district, offset by revenue decrease in Shenyang district.

For the three months ended September 30, 2012, sales in Dalian district, accounted for 78.7% of our total sales, increased by $304,715, or 7.6%, to $4,315,530 from $4,010,815 for the three months ended September 30, 2011.

For the three months ended September 30, 2012, sales in Beijing district, accounted for 12.9% of our total sales, increased by $708,392, or 100%, from none for the three months ended September 30, 2011.

For three months ended September 30, 2012, sales in Tianjin district increased by 10,901, or 9.9%, to $121,502 from $110,601 for the three months ended September 30, 2012.

Sales revenue in Shanghai District increased $35,776 or 20.4% to $210,915 from $175,139 for the three months ended September 30, 2012.

Overall sales in Shenyang district decreased by $140,980, or 53.1%, to $124,624 from $265,604 for the three months ended September 30, 2012. In Shenyang, sales generated from street furniture and display network decreased 16.2%, or $8,992 compared with same period in 2011, and sales generated from billboards including LED screens decreased 62.8%, or $131,988 compared with same period in 2011. The decreased sales was a result of decreased revenue from real estate clients.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2012 were $4,645,696, an increase of $2,521,630 or 118.7%, from $2,124,066 for the same period ended September 30, 2011. The increase in cost of revenue was primarily attributable to increased depreciation of advertising equipment for approximatley $140,000 as we secured more advertising platforms during this quarter, increase in labor for approximately $280,000, and the cost of lease expense for approximately $1.7 million related to billboards. Cost related to the Time Square LED was about $1.4 million in current quarter. As a percentage of total revenues, cost of revenue accounted for approximately 84.8% and 46.6% for the three months ended September 30, 2012 and 2011, respectively.

COST OF REVENUES	Three Months Ended September 30,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$1,315,051	$551,937	$763,116	138.3%
City Transit system Display network	831,379	384,537	446,842	116.2%
Outdoor Billboards	530,019	453,849	76,170	16.8%
City Navigator	110,698	160,179	(49,481)	30.9%
Other service cost (b)	33,345	145,493	(112,148)	(77.1%)
Subtotal for Dalian District	$2,820,495	$1,695,995	$1,124,500	66.3%

Shenyang District
Street Fixture and Display network	$92,030	$9,057	$82,973	916.1%
Outdoor Billboards	150,707	104,152	46,555	44.7%
Subtotal for Shenyang District	$242,737	$113,209	$129,528	114.4%

Beijing District
Outdoor Billboards	$286,532	$76,622	$209,910	274%
Subtotal for Beijing District	$286,532	$76,622	$209,910	274%

Tianjin District
Outdoor Billboards	$47,028	$50,923	$(3,895)	(7.6%)
Subtotal for Tianjin District	$47,028	$50,923	$(3,895)	(7.6%)

Shanghai District
Outdoor Billboards	$396,205	$187,317	$208,888	111.5%
Subtotal for Shanghai District	$396,205	$187,317	$208,888	111.5%

United States
Outdoor Billboards	852,699	–	852,699	100%
Subtotal for United States	852,699	–	852,699	100%

Total Cost of Revenue	$4,645,696	$2,124,066	$2,521,630	118.7%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the three months ended September 30, 2012 decreased by $1,602,826 or 65.7% to $835,267 from $2,438,093 for the same period in 2011. The decrease in gross profit was due to the increase in cost of revenue during the three months ended September 30, 2012. Our gross profit margin during the three months ended September 30, 2012 and 2011 were 15.2% and 53.4%, respectively. The decrease in our gross profit margin during the first quarter of fiscal 2013 was primarily due to (i) increased cost of revenue which was mainly caused by increased depreciation expense of advertising equipment and increase in overhead due to the higher labor cost and raw material cost, (ii) cost of Times Square LED was about $1.4 million in current quarter. As a result, our gross profit margin was lower than the level we normally would expect. We intend to increase our sales effort to improve the utilization rate of our platforms in the coming quarters to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,834,803 during the three months ended September 30, 2012, an increase of $908,513 or 98.1%, compared to $926,290 for the same period ended September 30, 2011. Along with increase in our payroll and administrative costs, the increase in our operating expenses was mainly due to increased selling and promotional expenses so as to improve market awareness in both existing and new markets, and other costs related to supporting our sales force as the overall advertising market became more competitive.

Other Income (Expenses)

For the three months ended September 30, 2012, we had total other expense of $257,419, an increase of $6,356 or 2.5%, compared with $251,063 during the same period of 2011.  The increase in other expenses was mainly due to the increase in interest expense during the period.

Total interest expense on bank loans for the three months ended September 30, 2012 and 2011, amounted to $281,353 and $232,866, respectively.

Income Tax Provision (Benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the three months ended September 30, 2012, we reported an income tax benefit of $81,127 due to operating losses incurred during the quarter. For the same period in 2011, we reported an income tax provision of $355,380.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $1,404,689 for the three months ended September 30, 2012, as compared with a net income of $862,918 during the three months ended September 30, 2011, representing a decrease of 262.8%. The decrease in net income was mainly attributed to increase in cost of revenue, selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $1,032,333 during the three months ended September 30, 2012, as compared with comprehensive income of $1,093,541 during the three months ended September 30, 2011.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable, will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  The Company expects to be able to refinance its short term loan based on past experience.

In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides a RMB 22 million ($3.5 million) revolving notes payable credit line from July 25, 2012 to July 25, 2020. We also have a letter of credit from Bank of China in the amount of $3.36 million for lease payment of Times Square Billboard.

As of September 30, 2012, the Company’s cash and cash equivalents amounted to $880,338, a decrease of $646,266 from $1,526,604 as of June 30, 2012.

Cash Flow from Operating Activities

Net cash used by operating activities was $487,124 for the three months ended September 30, 2012, a decrease of $2,272,907 from the cash provided by operating activities of $1,785,783 for the three months ended September 30, 2011. The decrease was mainly due to decreased net income.

Cash Used in Investing Activities

Net cash used in investing activities in the three months ended September 30, 2012 was $1,515,731 as compared to cash used in investing activities of $2,108,366 for the three months ended September 20, 2011.  Cash used in investing activities in current quarter was for  acquisition of new outdoor advertising platforms to expand our existing advertising network and loan to third parties.

Cash Provided by Financing Activities

For the three months ended September 30, 2012, net cash provided by financing activities was $1,348,575 as compared to net cash used in financing of $818,164 for the three months ended September 30, 2011. Net proceeds from short-term bank loans was approximately $1.4 million; net proceeds from bank acceptance notes payable was $3.8 million; cash used in restricted cash was $2.9 million during the three months ended September 30, 2012.

Loan Facility

Short-Term Loans

a) Loan payable to Shanghai Pudong Development bank consists of two loans. One is a one-year term loan from November 22, 2011 to November 21, 2012 with the amount of RMB 6,000,000 (approximately $955,000) at a variable interest rate of 8.528% per year. The Company pledged a real estate property owned by a Company’s major stockholder. The loan has been repaid in September, 2012. The second loan is a one-year term loan from June 18, 2012 to June 14, 2013 in the amount of RMB 10,000,000 (approximately $1.59 million) at a variable interest rate of 8.203% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with the value of RMB 20.4 million (approximately $3.2 million).

b) Loan payable to Dalian Bank Xigang Branch is a one-year term from March 27, 2012 to March 26, 2013 at a variable interest rate of 9.184% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company also pledged part of its advertising equipment with the value of RMB18.26 million (approximately $2.9 million).

c) Loan payable to Industrial and Commercial Bank of China is a one-year term loan from September 28, 2011 to August 21, 2012 at a fixed interest rate of 7.872% per year. The Company pledged a real estate property owned by a Company’s major stockholder. The loan has been paid off on August 21, 2012. The company obtained a new loan at the same amount from September 20, 2012 to September 12, 2013 with a fixed interest rate of 7.872% per year.

d) Loan payable to Jinzhou Bank is a five-month term loan from July 2, 2012 to November 30, 2012 at a fixed interest rate of 7.80% per year. The Company pledged part of its advertising equipment with the value of RMB30, 998,320 (approximately $4.9 million).

e) Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.48 million) at a variable interest rate of 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.39 million) at a variable interest rate of 8.528% per year. $0.4 million restricted cash was deposited in Jilin Bank in association with this loan.  The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with the approximate value of RMB 43,408,300 (approximately $6.9 million).

f) Loan payable to Dalian Bank Shenyang Branch was a one-year term loan from June 6, 2012 to June 5, 2013 at a variable interest rate of 8.856% per year.  The loan is guaranteed by Dalian Vastitude Media Group Co., Ltd.

g) Loan payable to Dalian Bank Shanghai Branch is an eleven-month term loan from December 29, 2011 to November 28, 2012 at a floating interest rate of 9.184% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

h) Loan payable to Yingkou bank is one-year term loan from June 29, 2012 to June 28, 2013 at a floating interest rate of 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation.

i) Loan payable to China Merchant bank is one-year term loan from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipment for this loan.

Long-Term loan

On December 29, 2011, V Media Corporation’s subsidiary Shenyang and Beijing subsidiaries entered into loan agreements with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which Shenyang and Beijing borrowed $0.65 million (RMB 4.1 million) and $0.56 million (RMB 3.5 million) from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.85 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the purchase price plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At September 30, 2012, the monthly payment under the agreement for Shengyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410) respectively, which including an interest component calculated at the rate of 6.65%.

Notes Payable

 As of September 30, 2012, the Company has bank acceptance notes payable in the amount of $3,862,736. The notes are guaranteed to be paid by the banks and usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum 30%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our  condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2012 which was filed with the Securities and Exchange Commission on September 27, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, we have

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

Date:  November 14, 2012

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