Form 10-Q
period 2012-12-31
V Media Corp
filed 2013-02-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

    As of February 14, 2013, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.3598 for June 30, 2012, and $1 = RMB 6.2313 for December 31, 2012, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.3865 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2011, and $1= RMB6.3009 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of December 31	As of June 30
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$986,047	$1,526,604
Restricted cash	3,006,325	-
Accounts receivable, net of a allowance $893,818 and $ 488,723	6,214,691	4,960,911
Advance to suppliers	575,494	413,883
Loans receivable	2,616,800	2,099,493
Other current assets	906,489	113,129
Deferred tax assets	668,171	396,961
Total current assets	14,974,017	9,510,981

Property, equipment and construction in progress, net	23,503,765	23,204,841

Other assets
Billboards use rights, net	3,512,247	4,798,745
Security deposits	2,109,706	2,043,750
Equity investment	66,562	82,572
Total other assets	5,688,515	6,925,067

Total Assets	$44,166,297	$39,640,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term loans	$11,594,710	$11,035,314
Current portion of long term loan	622,218	590,370
Accounts payable	2,203,053	2,274,736
Bank acceptance notes payable	3,896,464	-
Other payables	3,413,721	1,902,658
Accrued expenses	21,533	21,533
Deferred revenues	3,012,285	2,649,472
Taxes payable	776,096	507,145
Due to related parties	237,641	594,774
Total current liabilities	25,777,721	19,576,002

Long term loan-non current portion	53,899	363,060

Total Liabilities	25,831,620	19,939,062

Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,045,702	786,806
Retained earnings	8,924,615	10,774,956
Total V Media Corp. stockholders' equity	16,793,996	18,385,441
Noncontrolling interest	1,540,681	1,316,386
Total stockholders' equity	18,334,677	19,701,827

Total Liabilities and Stockholders' Equity	$44,166,297	$39,640,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS)

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011

Revenues	$11,503,181	$9,605,933	6,022,218	$5,043,775

Cost of revenue	(9,518,511)	(4,405,235)	(4,872,815)	(2,281,169)

Gross profit	1,984,670	5,200,698	1,149,403	2,762,606

Selling, general and administrative expenses	(3,478,835)	(2,459,023)	(1,644,032)	(1,532,733)

Income (loss) from operations	(1,494,165)	2,741,675	(494,629)	1,229,873

Other income (expenses):
Interest income	2,163	2,891	1,445	1,198
Interest expense	(540,422)	(469,145)	(259,069)	(236,279)
Loss from equity investment	(17,430)	(7,901)	(10,855)	(7,901)
Subsidy income	443,597	-	402,373	-
Other expenses	(14,169)	(21,248)	(2,736)	(1,358)

Total other Income (expenses)	(126,261)	(495,403)	131,158	(244,340)

Income (loss) before income taxes	(1,620,426)	2,246,272	(363,471)	985,533

Income tax provision (benefit)
Current	359,924	566,435	179,866	194,000
Deferred	(280,322)	43,795	(19,137)	60,851
Total income tax provision (benefit)	79,602	610,230	160,729	254,851

Net income (loss)	(1,700,028)	1,636,042	(524,200)	730,682

Less: net income (loss) attribute to the noncontrolling interest	150,313	152,947	(78,548)	110,505

Net income (loss) attributable to V Media Corp.	$(1,850,341)	$1,483,095	(445,652)	$620,177

Net income (loss)	(1,700,028)	1,636,042	(524,200)	730,682

Other comprehensive income
Foreign currency translation adjustments	286,853	390,948	143,158	202,767

Comprehensive income (loss)	(1,413,175)	2,026,990	(381,042)	933,449

Less: comprehensive income (loss) attributed to the noncontrolling interest	178,270	179,716	(67,651)	124,772

Comprehensive income (loss) attributable to V Media Corp.	$(1,591,445)	$1,847,274	(313,391)	$808,677

Earnings (loss) per share
Basic and diluted	$(0.07)	$0.05	(0.02)	$0.02
Weighted average number of common shares
Basic and diluted	27,550,701	27,550,701	27,550,701	27,550,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the six months ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,700,028)	$1,636,042
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,154,520	1,981,591
Amortization of stock based compensation expense	-	15,975
Loss from equity investment	17,430	7,901
Provision for doubful accounts	391,160	69,091
Deferred tax provision (benefit)	(260,531)	30,189
Changes in operating assets and liabilities
Accounts receivable	(1,535,071)	(1,403,172)
Other current assets	(782,401)	(71,366)
Security deposit	(25,672)	113,009
Advance to suppliers	(151,815)	(546,925)
Prepaid expenses	-	96,810
Accounts payable	(114,916)	518,763
Other payables	1,402,607	(9,808)
Accrued expenses	-	(368,639)
Deferred revenues	307,525	983,863
Taxes payable	256,164	168,444

Net cash provided by operating activities	1,958,972	3,221,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(470,957)	-
Repayment of loans to third party	-	(494,790)
Equity investment	-	(93,948)
Acquisition of billboard use rights	(1,482,648)	(488,526)
Purchase of property and equipment	(1,153,219)	(2,251,187)

Net cash used in investing activities	(3,106,824)	(3,328,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,973,107)	-
Net proceeds from capital contributions	46,025	-
Proceeds from short-term bank loans	2,332,996	751,580
Repayment of short-term bank loans	(1,714,038)	(1,096,054)
Net proceeds from bank acceptance notes payable	3,853,411	-
Repayment of related party loans	(366,842)	138,813
Payment of loan to unrelated parties	(279,325)	-
Repayment of long-term bank loans	(292,703)	-

Net cash provided by (used in) financing activities	606,417	(205,661)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	878	40,563

NET DECREASE IN CASH AND CASH EQUIVALENTS	(540,557)	(271,781)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,526,604	1,808,880

CASH AND CASH EQUIVALENTS, END OF PERIOD	$986,047	$1,537,099

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$57,838	$378,193
Interest paid	$518,715	$466,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

V Media Corp., (“the Company”), originally known as Golden Key International Inc., and then China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

Effective July 17, 2012, the Company changed its name from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger.

The Company, along with its subsidiaries and VIEs, is engaged in the sale, construction and operations of outdoor advertising displays and other alternative media business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of V Media Corp., its subsidiary,  Hong Kong Fortune-Rich Investment Co., Ltd. (“Fortune Rich”) and its wholly-owned subsidiary Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), as well as Dalian Guo-Heng’s variable interest entity and Dalian Vastitute Media Group Co., Ltd. (“V-Media Group”). The noncontrolling interests of the variable interest entities represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Restricted Cash

As of December 31, 2012, the Company had restricted cash of $3.0 million. $1.88 million of the restricted cash is associated with its notes payable. The banks require the Company to maintain a cash balance of a minimum of 30% - 50% of the balance of the notes payable as collateral (Note 10). Restricted cash totaling $0.4 million is associated with a short-term loan in the amount of RMB 15,000,000 (approximately $2.41 million) with Jilin Bank (Note 8). The Company also has a letter of credit from the Bank of China in the amount of $3.36 million and was required to deposit $0.72 million of restricted cash in the bank.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

The loans receivable include the following:

		December 31, 2012	June 30, 2012
a)	Dalian Qianbaihe Cloth Accessories Co.	$80,240	$103,884
b)	Feiyue International Trade	32,096	214,064
c)	Dalian Tianjun Trade Co.	1,317,510	1,259,200
d)	Rongfu Auto Parts Co.	-	31,232
e)	Dalian Digital Media Co.	36,139	40,731
f)	Beijing Cross-Strait Publishing Exchange Center	48,144	47,220
g)	Dalian Culture and Broadcasting Corp	134,804	-
h)	Dalian Bomeishiji Media Corp	143,835	-
i)	Shenzhen Lianchuang Jianhe Corp	333,764	-
j)	Others	490,268	403,162
	Total loans receivable	$2,616,800	$2,099,493

a) The Company made two non-interest bearing loans to Dalian Qianbaihe Cloth Accessories Co. The first is a loan of $0.1million (RMB 0.66 million), and the second is a loan of $0.08 million (RMB 0.5 million).

b) The Company made a non-interest loan of $0.21 million (RMB 1.36 million) to Feiyue International Trade Co. The loan was repaid in July, 2012. The Company made another non-interest loan of $0.03 (RMB 200,000) in September 2012. The loan is expected to be repaid by June 30, 2013.

c) The Company made three loans to Dalian Tianjun Trade Co.: (1) One-year term loan from June 10, 2011 to June 9, 2012 in the amount of $0.95 million (RMB 6 million) at a fixed interest rate of 10% per annum. Dalian Tianjun Trade Co. repaid $0.16 million (RMB1 million) as of June 30, 2012, with the remaining balance of $0.8 million (RMB 5 million) renewed for another year from June 10, 2012 to June 9, 2013 at a fixed interest rate of 10% per year. (2) One-year term loan from December 29, 2011 to December 28, 2012 in the amount of $0.48 million (RMB 3 million) at a fixed interest rate of 10% per annum. The loan was extended an additional six months and is expected to be repaid by June 30, 2013. (3) In December 2012, the Company made a non-interest loan of $0.03 million (RMB0.21million) to Dalian Tianjun Trade Co. The loan is expected to be paid back by June 30, 2013.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE (continued)

d) The Company made a non-interest bearing loan of $0.03 million (RMB 0.2 million) to Rongfu Auto Parts Co. on January 15, 2012 which was repaid.

e) The Company made a non-interest bearing loan of $0.04 million (RMB 0.26 million) to Dalian Digital Media Co.
on June 30, 2012. The loan is due on demand and bears no interest. Dalian Digital Media Co. repaid $4,905 as of December 31, 2012.

f) The Company loaned $0.05 million (RMB 0.3 million) to Beijing Cross-Strait publishing exchange center on November 20, 2011,  which was due on November 19, 2012 with no interest. The loan was extended for another year and is expected to be repaid in November 2013.

g) The Company loaned $0.13 million (RMB 0.84 million) to Dalian Culture and broadcasting Corp in December 2012, which is due on demand with no interest.

h) The Company loaned $0.14 million (RMB 0.9 million) to Dalian Bomeishiji Media Corp on December 2012, which is due and demand with no interest.

i) The Company loaned $0.33 million (RMB 2.1 million) to Shenzhen lianchuang jianhe Corp which is due on demand with no interest.

j) The Company had various loans of $0.49 million (RMB 3.1 million) to unrelated parties as of December 31, 2012, which are due on demand and bear no interest. These loans are expected to be repaid by June 30, 2013.

NOTE 4 – MAJOR SUPPLIERS

 During the three months ended December 31, 2012, three major suppliers provided approximately 71% of the Company’s purchase of raw materials, with each supplier accounting for 40%, 20% and 11%, respectively. For the three months ended December 31, 2011, one major supplier provided 44% of the Company’s purchase of raw materials.

During the six months ended December 31, 2012, three major suppliers provided approximately 65% of the Company’s purchase of raw materials, with each supplier accounting for 28%, 28% and 9%, respectively. For the six months ended December 31, 2011, one major supplier provided 40% of the Company’s purchase of raw materials.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	December 31, 2012	June 30, 2012
Advertising equipment	$27,487,267	$26,034,266
Office equipment and furniture	736,457	667,417
Office building and Improvement	446,670	438,097
Transportation	1,561,883	1,498,252
Subtotal	30,232,277	28,638,032
Less: Accumulated depreciation	(10,048,880)	(8,536,303)
Construction in progress	3,320,368	3,103,112

Total	$23,503,765	$23,204,841

Depreciation expense totaled $661,824 and $532,723 for the three months ended December 31, 2012 and 2011, respectively, and totaled $1,301,052 and $1,039,016 for the six months ended December 31, 2012 and 2011, respectively. Approximately $21.52 million of advertising equipment weas pledged as collateral against the short term loans as of December 31, 2012.

Construction in progress mainly consists of billboards and other outdoor advertising platforms that are still under construction and have not been put to use.

NOTE 6 – EQUITY INVESTMENT

On August 18, 2011, the Company obtained a 20% interest in Letian Net (“Letian”) for a sum of  $94,455 (RMB 600,000). Under the equity method of accounting, 20% of the loss in the equity of Letian of $17,430 and $7,901 was recognized for the six months ended December 31, 2012 and 2011, respectively. Letian is an online advertising platform in Dalian, the PRC.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in various locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leased a billboard use right at Times Square in New York under a non-cancellable twelve-month operating leases commencing March 1, 2012. The Company expensed the lease payments over the lease term, except for the final two months of payments which were paid and expensed prior to December 31, 2012, because there was insufficient customer activity to support the cost of the twelve month lease.

In January 2013,  The Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slot of its leased Time Square Billboard for one year term effective January 1, 2013.  The Company is currently negotiating to extend the lease term beyond the February expiration date.

Amortization of billboard use rights for the three months ended December 31, 2012 and 2011 was $694,509, and $535,229, respectively, and totaled $1,992,937 and $942,575 for the six months ended December 31, 2012 and 2011, respectively.

The projected amortization expense as of December 31, 2012 attributed to future years is as follows:

12 months ending December 31,
2013	$1,095,531
2014	749,600
2015	395,029
2016	294,932
2017	261,366
Thereafter	715,789
$3,512,247

 The following is a schedule by year for future minimum payments under the billboard use right agreements at December 31, 2012:

12 months ending December 31,	Payment
2013	$1,768,254
2014	1,627,787
2015	604,208
2016	55,442
$4,055,691

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT TERM LOANS

The short term loans include the following:

	December 31, 2012	June 30, 2012
a) Loans payable to Shanghai Pudong Development Bank	$1,604,804	$2,518,400

b) Loan payable to Dalian Bank Xigang Branch	1,604,804	1,574,000

c) Loan payable to Industrial and Commercial Bank of China	288,865	283,320

d) Loan payable to Jinzhou Bank	1,604,804	-

e)Loans payable to Jilin Bank	2,888,648	2,833,200

f)Loan payable to Dalian Bank Shenyang Branch	962,882	944,400

g)Loan payable to Dalian Bank Shanghai Branch	465,394	472,200

h) Loan payable to Yinkou Bank	962,882	944,000

i) Loan payable to China Merchant bank	962,882	944,000

j) Loan payable to various unrelated parties	248,745	520,994

Total short term loans	$11,594,710	$11,035,314

a)
Loan payable to Shanghai Pudong Development bank consists of two loans. One is a one-year term loan from November 22, 2011 to November 21, 2012 with the amount of RMB 6,000,000 (approximately $963,000. The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been repaid in September, 2012. The second loan is a one-year term loan from June 18, 2012 to June 14, 2013 in the amount of RMB 10,000,000 (approximately $1.60 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.203% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with a value of RMB 20.4 million (approximately $3.3 million).

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT TERM LOANS (continued)

b)
 Loan payable to Dalian Bank Xigang Branch is a for one-year term from March 27, 2012 to March 26, 2013 at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 9.184% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company also pledged part of its advertising equipment with a value of RMB18.26 million (approximately $2.9 million).

c)
  Loan payable to Industrial and Commercial Bank of China was for a one-year term due on August 21, 2012, repaid on the due date. The Company pledged a real estate property owned by the Company’s major Stockholder. The Company obtained a new loan for the same amount from September 20, 2012 to September 12, 2013 at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.872% per year.

d)
 Loan payable to Jinzhou Bank was a five-month term loan from July 2, 2012 to November 30, 2012 at a fixed interest rate of 7.80% per year, repaid in December 2012. The Company obtained a new loan in the amount of RMB 10,000,000 for a new term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a value of RMB30, 998,320 (approximately $5.0 million).

e)
Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.48 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.41 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with an approximate value of RMB 43,408,300 (approximately $6.97 million). Restricted cash totaling $0.4 million is required to be on deposit to maintain the loan.

f)
Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 6, 2012 to June 5, 2013 at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.856% per year.  The loan is guaranteed by Dalian Vastitude Media Group Co., Ltd.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

g)
Loan payable to Dalian Bank Shanghai Branch was an eleven-month term loan from December 29, 2011 to November 28, 2012, which was repaid in November, 2012. The Company obtained a new loan in the amount of RMB 2,900,000 for a new term of  November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

h)
Loan payable to Yingkou bank is for one-year term from June 29, 2012 to June 28, 2013 at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation.

i)
Loan payable to China Merchant bank is a one-year term from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipment with an approximate value of RMB 12.1 million (approximately $1.94 million).

j)	The Company had loans from unrelated parities as of June 30, 2012, which are due on demand and bear no interest.

The above bank loans will be either renewed or repaid when cash becomes available.

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

	December 31, 2012	June 30, 2012

ORIX leasing	$676,117	$953,430

Less: current portion	(622,218)	(590,370)

Long term loan- noncurrent portion	$53,899	$363,060

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX finance leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.66 million (RMB 4.1 million) and $0.56 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.86 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At December 31, 2012, the monthly payments under the agreement for Shengyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN (Continued)

Future payments of the loan are as follows:

Year ending December 31,	Payment
2013	$622,218
2014	53,899
$676,117

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of December 31, 2012, the Company has bank acceptance notes payable in the amount of $3,896,464. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 30%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of December 31, 2012, $1.88 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax refund of $171,304 from the local government as subsidy income for the six months ended December 31, 2012. For “Vastitute Media” being recognized as one of China’s well-known trademarks brands, the Company also received an award of $238,061 from the municipal government. Other miscellaneous subsidiary income totaled $34,232 for the six months ended December 31. 2012.

NOTE 12 – RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	December 31, 2012	June 30, 2012
Wang, Caiqin	$120,360	$118,050
Ma, Ming	54,156	412,242
Wang, Guojun	63,125	64,482
Total	$237,641	$594,774

The above stockholders periodically provide funds for the Company’s operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

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

On March 7, 2011, the Company granted its independent director, Stephen Monticelli. warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The Warrant Shares for the first year (up to an aggregate total of 16,666 shares) will be vested following a full year of service as a Non-Executive Director. The Warrant Shares for the second year (up to an aggregate total for years one and two of 33,333 shares) will be vested following a second full year of service as a Non-Executive Director. The Warrant Shares for years three through five (up to an aggregate total for all five years of 50,000 shares) will be vested following the third full year of service as a Non-Executive Director.

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 4.19 years, expected volatility 197%, dividend yield 0.00%, risk free interest rate 0.83% and the exercise price of $1.8. The fair value of the warrants to the director was $18,988 at the grant date. On September 24, 2012, Stephen Monticelli submitted his resignation from his position as an independent director of V Media Corporation. The unvested warrants were forfeited thereafter.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – WARRANTS (Continued)

The following is a summary of the status of warrant activities for the six months ended December 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2012	3,348,760	$0.96	1.45	-
Granted	-	-	-	-
Forfeited	33,334	$1.8	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2012	3,315,426	$0.95	0.91	-
Exercisable, December 31, 2012	3,315,426	$0.95	0.91	-

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	359,924	566,435	179,866	194,000
	359,924	566,435	179,866	194,000
Deferred tax benefit, net of valuation allowance
Federal	-	-	-	-
State	-	-	-	-
Foreign	(280,322)	43,795	(19,137)	60,851
	(280,322)	43,795	(19,137)	60,851
Income tax provision	$79,602	$610,230	$160,729	$254,851

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (Continued)

The following table reconciles the US statutory rates to the Company’s effective rate for the six months ended December 31, 2012 and 2011. Other item represents net loss incurred by some subsidiaries and non-deductible items.

For the six months ended December 31	2012	2011
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Other item	-30%	2.2%
Effective rate	-5%	27.2%

Other item represents the net income that could not be offset by loss incurred by other subsidiaries

United States
The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes for the year ended June 30, 2012. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2032 of approximately $2,010,102 and $182,321 as of December 31, 2012 and June 30, 2012, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided against federal deferred tax assets and no deferred tax asset benefit has been recorded for US operation. The valuation allowance against federal deferred tax assets was $683,435 and $61,989 as of December 31, 2012 and June 30, 2012, respectively.

Hong Kong
Fortune-Rich was incorporated in Hong Kong and has operations through its subsidiaries in the PRC, its only tax jurisdiction. Fortune-Rich did not earn any income that was derived in Hong Kong since incorporation and therefore was not subject to Hong Kong Profit tax. All Fortune-Rich and its subsidiaries’ income are generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (Continued)

PRC

a) Income Tax
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Jiaotong, Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $2,672,684 and $1,587,852 as of December 31, 2012 and June 30, 2012, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the six months ended December 31, 2012, management concluded it was more likely than not that PRC deferred tax assets could be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $280,322 and a deferred tax provision of $43,795 from loss carryover for the six months ended December, 2012 and 2011, respectively.

b) Business Tax
Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to 3% business tax. Total business tax expenses were $364,157 and $163,544 for the three months ended December 31, 2012 and 2011, respectively, and totaled $761,607 and $408,781 for the six months ended December 31, 2012 and 2011, respectively.

c) Taxes payable consisted of the following:

	December 31,	June 30,
	2012	2012
Business tax payable	$233,365	$216,869
Corporate income tax payable	230,914	(1,108)
Other	311,817	291,384
Total taxes payable	$776,096	$507,145

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended December 31, 2012. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

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

NOTE 15 – EARNINGS PER SHARE

As of December 31, 2012, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted to any securities.

The Company’s outstanding warrants to acquire 3,298,760 shares of common stock at an exercise price of $0.95 were not included in the diluted weighted average shares calculation because they are anti-dilutive.

The warrants issued on March 7, 2011 to acquire 16,666 shares of common stock with an exercise price of $1.80, were also not included in the diluted weighted average shares calculation because they are anti-dilutive.

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

 NOTE 16 – SEGMENT INFORMATION (Continued)

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

	For the three months ended December 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$5,081,512	$460,647	$5,791	$222,389	$251,879	$-	$6,022,218
Cost of Revenue	(3,039,816)	(461,179)	(261,172)	(28,318)	(227,460)	(854,870)	(4,872,815)
Gross Profit	$2,041,696	$(532)	$(255,381)	$194,071	$24,419	$(854,870)	$1,149,403

	For the three months ended December 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,576,801	$463,745	$04,606	$141,215	$157,408	-	$5,043,775
Cost of Revenue	(1,357,408)	(402,599)	(259,893)	(77,057)	(184,212)	-	(2,281,169)
Gross Profit	$2,219,393	$61,146	$444,713	$64,158	$(26,804)	-	$2,762,606

	For the six months ended December 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District		US Corporation	Total
Revenue	$9,397,042	$585,272	$714,182	$343,892	$462,793	$		$11,503,181
Cost of Revenue	(5,860,308)	(703,915)	(547,704)	(75,347)	(623,666)		(1,707,571)	(9,518,511)
Gross Profit	$3,536,734	$(118,643)	$166,478	$268,545	$(160,873)		$(1,707,571)	$1,984,670

	For the six months ended December 31, 2011
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$7,587,615	$729,349	$704,606	$251,815	$332,548	-	$9,605,933
Cost of Revenue	(3,053,403)	(515,808)	(336,515)	(127,980)	(371,529)	-	(4,405,235)
Gross Profit	$4,534,212	$213,541	$368,091	$123,835	$(38,981)	-	$5,200,698

NOTE 17 – SUBSEQUENT EVENT

Effective January 1, 2013 the Company signed a contract valued at $900,000 with a customer to sublease an advertising time slot of its leased Time Square Billboard for a one year term.  The Company is currently negotiating to renew its lease for the Time Square billboard which expires February 2013.

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of December 31, 2012, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of December 31, 2012, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States for twelve months. At the date of this report, we are negotiating renewal of this lease.

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains CMDI.OB.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended December 31, 2012 Compared to the Three-Month Period Ended December 31, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis:

REVENUES	Three Months Ended December 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$1,413,920	$1,133,934	$279,986	24.7%
City Transit system Display network	1,130,728	751,134	379,594	50.5%
Outdoor Billboards	1,114,472	1,163,582	(49,110)	(4.2)%
City Navigator	101,641	388,470	(286,829)	(73.8)%
Other service income(a)	1,320,751	139,681	1,181,070	845.5%
Subtotal for Dalian District	$5,081,512	$3,576,801	$1,504,711	42.1%

Shenyang District
Street Fixture and Display network	$138,001	$81,400	$56,601	69.5%
Outdoor Billboards	322,646	382,345	(59,699)	(15.6)%
Subtotal for Shenyang District	$460,647	$463,745	$(3,098)	(0.7)%

Beijing District
Outdoor Billboards	$5,791	$704,606	$(698,815)	(99.2)%
Subtotal for Beijing District	$5,791	$704,606	$(698,815)	(99.2)%

Tianjin District
Outdoor Billboards	$222,389	$141,215	$81,174	57.5%
Subtotal for Tianjin District	$222,389	$141,215	$81,174	57.5%

Shanghai District
Outdoor Billboards	$251,879	$157,408	$94,470	60%
Subtotal for Shanghai District	$251,879	$157,408	$94,470	60%

Total Revenues	$6,022,218	$5,043,775	$978,443	19.4%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended December 31, 2012 were $6,022,218, an increase of $978,443 or 19.4%, from $5,043,775 for the three months ended December 31, 2011. The increase in revenue was primarily attributable to the revenue increase in Tianjin, Shanghai and Dalian district, offset by revenue decrease in Beijing and Shenyang district.

For the three months ended December 31, 2012, sales in Dalian district, accounted for 84.4% of our total sales, increased by $1,504,711, or 42.1%, to $5,081,512 from $3,576,801 for the three months ended December 31, 2011. The increase was due to the higher client demand experienced during this quarter.

For three months ended December 31, 2012, sales in Tianjin district increased by 81,174, or 57.5%, to $222,389 from $141,215 for the three months ended December 31, 2012.

Sales revenue in Shanghai District increased $94,470 or 60% to $251,878 from $157,408 for the three months ended December 31, 2012.

Sales revenue in Shenyang district decreased $3,098 or 0.7% to $460,647 from $463,7in45 for the three months ended December 31, 2012.

Overall sales in Beijing district decreased by $698,815, or 99.2%, to $5,791 from $704,606 for the three months ended December 31, 2012. The decrease was a result of decreased revenue from sales generated from billboard.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2012 were $4,872,815, an increase of $2,591,646 or 113.6%, from $2,281,169 for the same period ended December 31, 2011. The increase in cost of revenue was primarily attributable to: (i) Increase in depreciation in the amount of $0.13 million due to increase of property plant and equipment. (ii) The increase in billboard right of approximately $0.16 million due to increase of billboard right obtained. (iii) The cost of Time Square LED in the amount of $0.86 million compared with none in the same period ended December 31,2011.(iv) the increase of labor and raw material cost was about $1.44 million. As a percentage of total revenues, cost of revenue accounted for approximately 80.9% and 45.2% for the three months ended December 31, 2012 and 2011, respectively.

COST OF REVENUES	Three Months Ended December 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$1,176,547	$392,499	$784,048	199.8%
City Transit system Display network	662,897	352,771	310,126	87.9%
Outdoor Billboards	167,053	402,295	(235,242)	(58.5)%
City Navigator	66,515	134,140	(67,625)	(50.4)%
Other service cost (b)	966,804	75,703	891,101	1177.1%
Subtotal for Dalian District	$3,039,816	$1,357,408	$1,682,408	123.9%

Shenyang District
Street Fixture and Display network	$(12,107)	$70,579	$(82,686)	(117.2)%
Outdoor Billboards	473,286	332,020	141,266	42.5%
Subtotal for Shenyang District	$461,179	$402,599	$58,580	14.6%

Beijing District
Outdoor Billboards	$261,172	$259,893	$1,279	0.5%
Subtotal for Beijing District	$261,172	$259,893	$1,279	0.5%

Tianjin District
Outdoor Billboards	$28,318	$77,057	$(48,739)	(63.3)%
Subtotal for Tianjin District	$28,318	$77,057	$(48,739)	(63.3)%

Shanghai District
Outdoor Billboards	$227,460	$184,212	$43,249	23.5%
Subtotal for Shanghai District	$227,460	$184,212	$43,249	23.5%

United States
Outdoor Billboards	$854,870	$-	$854,870	100%
Subtotal for United States	$854,870	$-	$854,870	100%

Total Cost of Revenue	$4,872,815	$2,281,169	$2,591,646	113.6%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2012 decreased by $1,613,203 or 58.4% to $1,149,403 from $2,762,606 for the same period in 2011. The decrease in gross profit was due to the increase in cost of revenue during the three months ended December 31, 2012. Our gross margin during the three months ended December 31, 2012 and 2011 were 19.1% and 54.8%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,644,032 during the three months ended December 31, 2012, an increase of $111,299 or 7.3%, compared to $1,532,733 for the same period ended December 31, 2011. The increase in our operating expenses was mainly due to increased selling expense and other costs related to supporting our sales force as the overall advertising market became more competitive, and an increase in our payroll and administrative costs.

Other Income (Expenses)

For the three months ended December 31, 2012, we had total other income of $131,158, an increase of $375,498 or 153.7%, compared with the other expenses of $244,340 during the same period of 2011.  The increase in other income was mainly due to the $129,743 increase in tax refund and $238,061 award for countries known trademarks honor during the period.

Total interest expense on the bank loans for the three months ended December 31, 2012 and 2011, amounted to $259,069 and $236,279, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $445,652 for the three months ended December 31, 2012, as compared with the net income of $620,177 during the three months ended December 31, 2011, representing a decrease of 171.9%. The decrease in net income was mainly attributed to our increase in cost of revenue.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was   $143,158 during the three months ended December 31, 2012, as compared with $202,767 during the three months ended December 31, 2011, an decrease of 30.0%.

Results of Operations for the Six-Month Period Ended December 31, 2012 Compared to the Six-Month Period Ended December 31, 2011

Revenue

The following table shows the operations of the Company on a consolidated basis for the six months ended December 31, 2012 and 2011:

REVENUES	Six Months Ended December 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$3,548,220	$2,351,768	$1,196,452	50.9%
City Transit system Display network	2,209,690	1,670,952	538,738	32.2%
Outdoor Billboards	1,976,437	2,373,008	(396,571)	(16.7)%
City Navigator	207,113	920,303	(713,190)	(77.5)%
Other service income (a)	1,455,582	271,584	1,183,998	436.0%
Subtotal for Dalian District	$9,397,042	$7,587,615	$1,809,427	23.8%

Shenyang District
Street Fixture and Display network	$184,598	$136,988	$47,610	34.8%
Outdoor Billboards	400,674	592,361	(191,687)	(32.4)%
Subtotal for Shenyang District	$585,272	$729,349	$(144,077)	(19.8)%

Beijing District
Outdoor Billboards	$714,182	$704,606	$9,576	1.4%
Subtotal for Beijing District	$714,182	$704,606	$9,576	1.4%

Tianjin District
Outdoor Billboards	$343,892	251,815	$92,077	36.6%
Subtotal for Tianjin District	$343,892	251,815	$92,077	36.6%

Shanghai District
Outdoor Billboards	$462,793	$322,548	$130,245	39.2%
Subtotal for Shanghai District	$462,793	$322,548	$130,245	39.2%

Total Revenues	$11,503,181	$9,605,933	$1,897,248	19.8%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the six months ended December 31, 2012 were $11,503,181, an increase of $1,897,248 or 19.8%, from $9,605,933 for the six months ended December 31, 2011.

For the six months ended December 31, 2012, sales in Dalian district, accounted for 81.7% of our total sales, increased by $1,809,427, or 23.8%, to $9,397,042 from $7,587,615 for the six months ended December 31, 2011. The increase was mainly because of the economic recovery in China. Overall sales in Shenyang district decreased by 144,077, or 19.8%, to $585,272 from $729,349 for the six months ended December 31, 2011. In Shenyang, sales generated from street furniture and display network increased 34.8%, or $47,610 compared with same period in 2011, and sales generated from billboards including LED screens decreased 32.4%, or $191,687 compared with same period in 2011.

For six months ended December 31, 2012, sales in Tianjin district increased by 92,077, or 36.6%, to $343,892 from $251,815 for the six months ended December 31, 2011. Sales revenue in Shanghai District increased $130,245 or 39.2% to $462,793 from $332,548 for the six months ended December 31, 2011.

The Company also generated sales revenue of $714,182 from its Beijing District compared with the revenue of $704,606 for the six months ended December 31, 2011.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2012 were $9,518,510, an increase of $5,113,275 or 116.1%, from $4,405,235 for the same period ended December 31, 2011. The increase in cost of revenue was primarily attributable to: (i) The increase in depreciation of about $0.28 million due to increase of property plant and equipment. (ii) The increase in billboard rights amortization expense in the amount of $0.9 million due to increase of billboard right obtained. (iii) The cost of Time Square LED in the amount of $1.68 million, compared with zero in the same period ended December 31, 2011. (iv) Increase in labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 82.7% and 45.9% for the six months ended December 31, 2012 and 2011, respectively. We incurred fees to building owners for placing and/or operating our digital screens. These fees constitute a significant portion of our cost of revenues. While we make payment almost immediately after signing the leasing contract and make additional payment on a fixed schedule, it took as a while to ramp up sales of advertising time slots and locations and build up revenues from these newly acquired or leased platforms. As we continue to operate the current advertising network and look for opportunity to expand and add on new platforms, we may experience a similar level of leasing fees and billboard rights amortization expense. However, as the newly acquired platforms start to generate revenue, we may experience a decrease in the percentage of cost of revenue relative to revenue.

COST OF REVENUES	Six Months Ended December 31,
	2012	2011	Difference	% Change
Dalian District
Street Fixture and Display network	$2,491,599	$944,436	$1,547,163	163.8%
City Transit system Display network	1,494,276	737,308	756,968	102.7%
Outdoor Billboards	697,072	856,144	(159,072)	(18.6)%
City Navigator	177,213	294,319	(117,106)	(39.8)%
Other service cost (b)	1,000,148	221,196	778,952	352.2%
Subtotal for Dalian District	$5,860,308	$3,053,403	$2,806,905	91.9%

Shenyang District
Street Fixture and Display network	$79,922	$79,635	$287	0.4%
Outdoor Billboards	623,993	436,173	187,820	43.1%
Subtotal for Shenyang District	$703,915	$515,808	$188,107	36.5%

Beijing District
Outdoor Billboards	$547,704	$336,515	$211,189	62.8%
Subtotal for Beijing District	$547,704	$336,515	$211,189	62.8%

Tianjin District
Outdoor Billboards	$75,347	$127,980	$(52,633)	(41.1)%
Subtotal for Tianjin District	$75,347	$127,980	$(52,633)	(41.1)%

Shanghai District
Outdoor Billboards	$623,666	$371,529	$252,137	67.9%
Subtotal for Shanghai District	$623,666	$371,529	$252,137	67.9%

United States
Outdoor Billboards	1,707,570	–	1,707,570	100%
Subtotal for United States	1,707,570	–	1,707,570	100%

Total Cost of Revenue	$9,518,510	$4,405,235	$5,113,275	116.1%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the six months ended December 31, 2012 decreased by $3,216,028 or 61.8% to $1,984,670 from $5,200,698 for the same period in 2011. The decrease in gross profit was due to the increase in cost of revenue during the six months ended December 31, 2012. Our gross profit margin during the six months ended December 31, 2012 and 2011 were 17.3% and 54.1%, respectively. The decrease in our gross profit margin during the period of fiscal 2013 was primarily due to (i) increased cost of revenue which was mainly caused by increased depreciation expense of advertising equipment and increase in overhead due to the higher labor cost and raw material cost of $3.43 million, (ii) cost of Times Square LED was about $1.68 million in current quarter. As a result, our gross profit margin was lower than the level we normally would expect. We intend to increase our sales effort to improve the utilization rate of our platforms in the coming quarters to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $3,478,835 during the six months ended December 31, 2012, an increase of $1,019,812 or 41.5%, compared to $2,459,023 for the same period ended December 31, 2011. Along with an increase in our payroll and administrative costs, the increase in our operating expenses was mainly due to increased selling and promotional expenses so as to improve market awareness in both existing and new markets, and other costs related to supporting our sales force as the overall advertising market became more competitive. We expect selling and marketing expenses to increase at a controllable pace as we will continue to invest greater resources in sales and marketing of our advertising network.

Other Income (Expenses)

For the six months ended December 31, 2012, we had total other expense of $126,261, an decrease of $369,142 or 74.5%, compared with $495,403 during the same period of 2011.  The decrease in other expenses was mainly due to the fact that the Company received tax refund of $171,304 and $238,061 award for countries known trademarks honor during the period.

Total interest expense on bank loans for the six months ended December 31, 2012 and 2011, amounted to $540,422 and $469,145, respectively.

Income Tax Provision (Benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the six months ended December 31, 2012, we reported an income tax provision of $79,602 due to operating income in our Chinese subsidiaries incurred during the quarter. For the same period in 2011, we reported an income tax provision of $610,230.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $1,850,341 for the six months ended December 31, 2012, as compared with a net income of $1,483,095 during the six months ended December 31, 2011, representing a decrease of 224.8%. The decrease in net income was mainly attributed to increase in cost of revenue, selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $1,591,445 during the six months ended December 31, 2012, as compared with comprehensive income of $1,847,274 during the six months ended December 31, 2011.

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

Due to a negative working capital deficit, the Company’s ability to continue as a going concern has been brought into question. Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In the past few months, our revenue increased due to the recovery of Chinese business environment. In January 2013, we signed a contract valued at $900,000 with a customer to sublease an advertising time slot of leased Time Square Billboard for one year term. We are currently negotiating with other potential customer for sublease.  In addition, we are currently negotiating to extend the term of the N.Y.C. billboard lease beyond the February 2013 expiration date.  Thus, we expected that cash provided from operating activities will improve our working capital in the near future. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides a RMB 22 million ($3.5 million) revolving notes payable credit line from July 25, 2012 to July 25, 2020. We also have a line  of credit from Bank of China in the amount of $3.36 million. As the date of this report, the Company has RMB 18 million ($2.9 million) unused line of credit. Our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

As of December 31, 2012, the Company’s cash and cash equivalents amounted to $986,047, a decrease of $540,557 from $1,526,604 as of June 30, 2012.

Cash Flow from Operating Activities

Net cash provided by operating activities was $1,958,972 for the six months ended December 31, 2012, a decrease of $1,262,796 from the cash provided by operating activities of $3,221,768 for the six months ended December 31, 2011. The decrease was mainly due to decreased net income of $3,336,070, increase of account receivable of $1,535,071 and other current assets of $782,401,offset by increase of depreciation and amortization of $2,2 million, increase of other payable of $1,402,607 and other liabilities including deferred revenue and tax payable for $563,689.

Cash Used in Investing Activities

Net cash used in investing activities in the six months ended December 31, 2012 was $3,106,824 as compared to cash used in investing activities of $3,328,451 for the six months ended December 31, 2011.  Cash used in investing activities in current period was for acquisitions of new outdoor advertising platforms to expand our existing advertising network and a loan to third parties.

Cash Provided by Financing Activities

For the six months ended December 31, 2012, net cash provided by financing activities was $606,417 as a result of i) net proceeds from bank acceptance notes payable was $3.9 million; ii) Net proceeds from short-term bank loans was approximately $2.3 million, iii) net proceeds from capital contributions of $46,025, partially offset by cash used in restricted cash of $3.0 million and $1.7 million repayment of bank loans. Net cash used in financing activities was $205,661 for the six months ended December 31, 2011, primarily due to repayment of short-term bank loans of $1.1 million and partially offset by a $751,580 proceeds from short-term bank loan.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2012 which was filed with the Securities and Exchange Commission on September 27, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2012, we have

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

Date:  February 14, 2013

CHINA NEW MEDIA CORP.

By:	/s/ Guojun Wang
Name: Guojun Wang
Title: Chief Executive Officer and Chairman (principal executive officer and duly authorized officer)

By:	/s/ Hongwen Liu
Name: Hongwen Liu
Title: Chief Financial Officer and Treasurer (principal financial officer)

Exhibit Index

31.1 *	Certification of the CEO
31.2 *	Certification of the CFO
32.1 *	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2 *	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.*INS	XBRL Instance Document
101.*SCH	XBRL Taxonomy Extension Schema Document
101.*CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.*DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.*LAB	XBRL Taxonomy Extension Label Linkbase Document
101.*PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

* Filed herewith