Form 10-Q
period 2013-03-31
V Media Corp
filed 2013-05-15
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

    As of May 15, 2013 , the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.3598 for June 30, 2012, and $1 = RMB 6.2076 for March 31, 2013, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.3605 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the nine months ended March 31, 2012, and $1= RMB6.2757 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the nine months ended March 31, 2013; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of March 31	As of June 30
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$299,623	$1,526,604
Restricted cash	3,292,675	-
Accounts receivable, net of a allowance $1,803,900 and $488,723	5,001,948	4,960,911
Advance to suppliers	549,015	413,883
Loans receivable	3,081,643	2,099,493
Other current assets	887,126	195,701
Deferred tax assets	504,391	396,961
Total current assets	13,616,421	9,593,553

Property, equipment and construction in progress, net	23,143,291	23,204,841

Other assets
Billboards use rights, net	4,156,796	4,798,745
Security deposits	2,068,499	2,043,750
Total other assets	6,225,295	6,842,495

Total Assets	$42,985,007	$39,640,889

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$13,000,193	$11,035,314
Current portion of long term loan	526,410	590,370
Accounts payable	1,918,942	2,274,736
Bank acceptance notes payable	2,899,671	-
Other payables	3,589,064	1,902,658
Accrued expenses	21,533	21,533
Deferred revenues	3,017,346	2,649,472
Taxes payable	595,052	507,145
Due to related parties	237,471	594,774
Total current liabilities	25,805,682	19,576,002

Long term loan	-	363,060

Total Liabilities	25,805,682	19,939,062

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,010,282	786,806
Retained earnings	7,343,150	10,774,956
Total V Media Corp. equity	15,177,111	18,385,441
Noncontrolling interest	2,002,214	1,316,386
Total equity	17,179,325	19,701,827

Total Liabilities and Equity	$42,985,007	$39,640,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS)

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012

Revenues	$16,439,174	$13,677,360	4,935,993	$4,071,428

Cost of revenue	(13,337,174)	(7,188,490)	(3,818,663)	(2,783,255)

Gross profit	3,102,000	6,488,870	1,117,330	1,288,173

Selling, general and administrative expenses	(5,678,369)	(3,874,595)	(2,199,534)	(1,415,572)

Income (loss) from operations	(2,576,369)	2,614,275	(1,082,204)	(127,399)

Other income (expenses):
Interest income	30,879	4,442	28,716	1,551
Interest expense	(814,655)	(774,245)	(274,233)	(305,100)
Subsidy income	582,397	-	138,800	-
Other expenses	(88,630)	(34,954)	(57,031)	(5,805)

Total other expenses	(290,009)	(804,757)	(163,748)	(309,354)

Income (loss) before income taxes	(2,866,378)	1,809,518	(1,245,952)	(436,753)

Income tax provision (benefit)
Current	423,809	589,993	63,885	23,559
Deferred	(128,911)	(55,027)	151,411	(98,822)
Total income tax provision (benefit)	294,898	534,966	215,296	(75,263)

Net income (loss)	(3,161,276)	1,274,552	(1,461,248)	(361,490)

Less: net income attribute to the noncontrolling interest	270,531	233,684	120,218	80,737

Net income (loss) attributable to V Media Corp.	$(3,431,807)	$1,040,868	(1,581,466)	$(442,227)

Net income (loss)	(3,161,276)	1,274,552	(1,461,248)	(361,490)

Other comprehensive income
Foreign currency translation adjustments	305,745	435,340	18,892	44,392

Comprehensive income (loss)	(2,855,531)	1,709,892	(1,442,356)	(317,098)

Less: comprehensive income attributed to the noncontrolling interest	352,800	262,437	174,530	124,772

Comprehensive income (loss) attributable to V Media Corp.	$(3,208,331)	$1,447,455	(1,616,886)	$(441,870)

Earnings (loss) per share
Basic and diluted	$(0.12)	$0.04	(0.06)	$(0.02)
Weighted average number of common shares
Basic and diluted	27,590,701	27,590,701	27,590,701	27,590,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the nine months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,161,276)	$1,274,552
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,122,054	3,498,270
Amortization of stock based compensation expense	-	22,871
Provision for doubful accounts	1,289,554	207,142
Deferred tax benefit	(97,051)	(52,056)
Changes in operating assets and liabilities
Accounts receivable	(1,215,017)	854,311
Other current assets	(692,330)	(588,805)
Advance to suppliers	(124,060)	290,110
Security deposit	22,949	127,405
Accounts payable	(374,719)	2,885,753
Other payables	1,528,328	505,975
Accrued expenses	-	(378,169)
Deferred revenues	302,881	(231,210)
Taxes payable	75,183	130,044

Net cash provided by operating activities	3,676,496	8,546,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(922,763)	(732,643)
Acquisition of billboard use rights	(3,372,623)	(4,504,460)
Purchase of property and equipment	(1,409,778)	(3,980,837)

Net cash used in investing activities	(5,705,164)	(9,217,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,256,921)
Net proceeds from capital contributions	333,028	-
Net proceeds from (repayment of) short-term bank loans	2,214,874	(345,883)
Net proceeds from bank acceptance notes payable	2,868,185	-
Payment of capital leases obligations		(105,878)
Proceeds from (repayment of) related party loans	(369,961)	87,698
Proceeds from (repayment of) third party loans	(527,427)	314,439
Repayment of long-term bank loans	(444,509)	-

Net cash provided by (used in) financing activities	817,269	(49,624)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	(15,582)	40,449

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,226,981)	(680,922)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,526,604	1,808,880

CASH AND CASH EQUIVALENTS, END OF PERIOD	$299,623	$1,127,958

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$89,732	$446,077
Interest paid	$790,829	$724,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Restricted Cash

As of March 31, 2013, the Company had restricted cash of $3.3 million. $1.45 million of the restricted cash is associated with its notes payable. The banks require the Company to maintain a cash balance of a minimum of 30% - 50% of the balance of the notes payable as collateral (Note 10). Restricted cash totaling $0.4 million is associated with a short-term loan in the amount of RMB 15,000,000 (approximately $2.42 million) with Jilin Bank (Note 8). The Company also has a letter of credit from the Bank of China in the amount of $6.84 million and was required to deposit $1.43 million of restricted cash in the bank.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

The loans receivable include the following:

			March 31, 2013	June 30, 2012
a	)	Dalian Qianbaihe Cloth Accessories Co.	$25,775	$103,884
b	)	Feiyue International Trade	265,803	214,064
c	)	Dalian Tianjun Trade Co.	1,322,538	1,259,200
d	)	Rongfu Auto Parts Co.	-	31,232
e	)	Dalian Digital Media Co.	36,277	40,731
f	)	Beijing Cross-Strait Publishing Exchange Center	48,328	47,220
g	)	Dalian Culture and Broadcasting Corp	135,318	-
h	)	Dalian Bomeishiji Media Corp	144,384	-
i	)	Shenzhen Lianchuang Jianhe Corp	442,739	-
j	)	Huanbohai guarantee company	161,093
k	)	Others	499,388	403,162
		Total loans receivable	$3,081,643	$2,099,493

a) The Company made two non-interest bearing loans to Dalian Qianbaihe Cloth Accessories Co. The first is a loan of $0.1million (RMB 0.66 million) with the loan having been repaid on September 30, 2012, and the second is a loan of $0.03 million (RMB 0.2 million) due on demand.

b) The Company made a non-interest loan of $0.03 million (RMB 200,000) to Feiyue International Trade Co. in September 2012. The loan is expected to be repaid by June 30, 2013. The Company made another non-interest loan of $0.23 million (RMB 1.45 million) which is expected to be repaid by March 31, 2014.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE (continued)

d) The Company made a non-interest bearing loan of $0.03 million (RMB 0.2 million) to Rongfu Auto Parts Co. on January 15, 2012 which was repaid in January 2013.

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

i) The Company loaned $0.44 million (RMB 2.75 million) to Shenzhen lianchuang jianhe Corp which is due on demand with no interest.

j) The Company loaned $0.16 million (RMB 1.0 million) to Huanbohai guarantee Corp which is due on demand with no interest.

k) The Company had various loans of $0.5 million (RMB 3.1 million) to unrelated parties as of March 31, 2013, which are due on demand and bear no interest. These loans are expected to be repaid by June 30, 2013.

NOTE 4 – OTHER CURRENT ASSETS

Other current asset includes other receivable, advance to employees and maintenance materials which will be used in billboard and bus stop repair.

NOTE 5 – MAJOR SUPPLIERS

During the three months ended March 31, 2013, four major suppliers provided approximately 84% of the Company's purchase of raw materials. During the three months ended March 31, 2012, three major suppliers provided approximately 75% of the Company's purchase of raw materials.

During the nine months ended March 31, 2013 and 2012, three major suppliers provided approximately 62% and 67% of the Company’s purchase of raw materials.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	March 31, 2013	June 30, 2012
Advertising equipment	$27,787,039	$26,034,266
Office equipment and furniture	746,630	667,417
Office building and Improvement	448,375	438,097
Transportation	1,608,906	1,498,252
Subtotal	30,590,950	28,638,032
Less: Accumulated depreciation	(10,792,102)	(8,536,303)
Construction in progress	3,344,443	3,103,112

Total	$23,143,291	$23,204,841

Depreciation expense was $702,855 and $586,361 for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense was $1,930,396 and $1,636,179 for the nine months ended March 31, 2013 and 2012, respectively. Approximately $18.7 million of advertising equipment was pledged as collateral against the short term loans as of March 31, 2013.
Construction in progress mainly consists of billboards and other outdoor advertising platforms that are still under construction and have not been put in use.

NOTE 7 – BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in various locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leased a billboard use right at Times Square in New York under a non-cancellable twelve-moth operating lease commencing March 1, 2012 and signed a new extension agreement to extend the lease through August 31, 2014. Quarterly lease payments are $840,000 before September 1, 2013 and increase to $870,000 afterward. The Company amortizes the expense on a straight-line basis over the term of the lease.

In January 2013, the Company signed a lease valued at $900,000 with a customer to sublease certain advertising time slots of its leased Time Square Billboard for a one year term effective January 1, 2013.  There are currently additional time slots available for lease.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BILLBOARDS USE RIGHT(continued)

Amortization of billboard use rights for the three months ended March 31, 2013 and 2012 was $946,193 and $934,655, respectively, and totaled $2,939,130 and $1,873,440 for the nine months ended March 31, 2013 and 2012, respectively.

The projected amortization expense as of March 31, 2013 attributed to future years is as follows:

12 months ending March 31,
2014	$1,942,636
2015	555,359
2016	371,965
2017	324,033
2018	280,650
Thereafter	682,153
$4,156,796

 The following is a schedule by year for future minimum payments under the billboard use right agreements at March 31, 2013:

12 months ending March 31,
2014	$4,525,304
2015	2,434,344
2016	291,942
2017	303,743
Thereafter	41,713
$7,597,046

NOTE 8 – SHORT TERM LOANS

The short term loans include the following:

	March 31, 2013	June 30, 2012
a) Loans payable to Shanghai Pudong Development Bank	$1,610,929	$2,518,400

b) Loan payable to Dalian Bank Xigang Branch	3,221,857	1,574,000

c) Loan payable to Industrial and Commercial Bank of China	289,967	283,320

d) Loan payable to Jinzhou Bank	1,610,929	-

e)Loans payable to Jilin Bank	2,899,671	2,833,200

f)Loan payable to Dalian Bank Shenyang Branch	966,557	944,400

g)Loan payable to Dalian Bank Shanghai Branch	467,169	472,200

h) Loan payable to Yinkou Bank	966,557	944,000

i) Loan payable to China Merchant bank	966,557	944,000

j) Loan payable to various unrelated parties	-	520,994

Total short term loans	$13,000,193	11,035,314

a)
Loan payable to Shanghai Pudong Development bank consists of two loans. One is a one-year term loan from November 22, 2011 to November 21, 2012 with the amount of RMB 6,000,000 (approximately $963,000). The Company pledged a real estate property owned by the Company’s major Stockholder. The loan has been repaid in September, 2012. The second loan is a one-year term loan from June 18, 2012 to June 14, 2013 in the amount of RMB 10,000,000 (approximately $1.60 million) at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.203% per year. This loan has been guaranteed by an unrelated company, Union Chuangye Guaranty Company. The Company pledged part of its advertising equipment with a value of RMB 20.4 million (approximately $3.3 million).

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT TERM LOANS (continued)

b)
 Loan payable to Dalian Bank Xigang Branch is for a one-year term from March 27, 2012 to March 26, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 9.184% per year. The loan had been repaid on the due date. The Company obtained a new loan in the amount of RMB 20,000,000($3.2 million) for a new term from January 9, 2013 to December 19, 2013 with a fixed interest rate of 8.4% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its well-known trademark for this loan.

c)
  Loan payable to Industrial and Commercial Bank of China was for a one-year term due on August 21, 2012, repaid on the due date. The Company obtained a new loan for the same amount from September 20, 2012 to September 12, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.872% per year. The Company pledged a real estate property owned by the Company’s major Stockholder.

d)
 Loan payable to Jinzhou Bank was a five-month term loan from July 2, 2012 to November 30, 2012 at a fixed interest rate of 7.80% per year, repaid in December 2012. The Company obtained a new loan in the amount of RMB 10,000,000 ($1.6 million) for a new term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a value of RMB30, 998,320 (approximately $5.0 million).

e)
Loan payable to Jilin Bank consists of two loans. One loan is a one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.48 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.41 million) at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with an approximate value of RMB 43,408,300 (approximately $6.97 million). Restricted cash totaling $0.4 million is required to be on deposit to maintain the loan. The company had repaid the two loans on the due date.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT TERM LOANS (continued)

f)
Loan payable to Dalian Bank Shenyang Branch is a one-year term loan from June 6, 2012 to June 5, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.856% per year.  The loan is guaranteed by Dalian Vastitude Media Group Co., Ltd.

g)
Loan payable to Dalian Bank Shanghai Branch was an eleven-month term loan from December 29, 2011 to November 28, 2012, which was repaid in November, 2012. The Company obtained a new loan in the amount of RMB 2,900,000 for a new term of November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Vastitude Media Group Co., Ltd.

h)
Loan payable to Yingkou bank is for one-year term from June 29, 2012 to June 28, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.203% per year. This loan has been guaranteed by Zhongqing Union Credit Guarantee (Dalian) Corporation.

i)
Loan payable to China Merchant bank is for a one-year term from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The Company also pledged part of its advertising equipment with an approximate value of RMB 12.1 million (approximately $1.94 million).

j)	The Company had loans from unrelated parities as of June 30, 2012, which were due on demand and bear no interest. These loans were paid by March 31, 2013

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

	March 31, 2013	June 30, 2012

ORIX leasing	$526,410	$953,430

Less: current portion	(526,410)	(590,370)

Long term loan- noncurrent portion	$-	$363,060

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.66 million (RMB 4.1 million) and $0.56 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.86 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At March 31, 2013, the monthly payments under the agreement for Shenyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of March 31, 2013, the Company has bank acceptance notes payable in the amount of $2,899,671. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 30%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of March 31, 2013, $1.45 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax refund of $308,819 from the local government as subsidy income for the nine months ended March 31, 2013. For “Vastitute Media” being recognized as one of China’s well-known trademark brands, the Company also received an award of $239,015 from the municipal government. Other miscellaneous income totaled $34,563 for the nine months ended March 31, 2013.

NOTE 12 – RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	March 31, 2013	June 30, 2012
Wang, Caiqin	$120,820	$118,050
Ma, Ming	59,419	412,242
Wang, Guojun	57,232	64,482
Total	$237,471	$594,774

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

The warrants, which were assumed by the Company upon the Merger, expire in four years from November 23, 2009. The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital.

On March 7, 2011, the Company granted its independent director, Stephen Monticelli warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing. The fair value of the warrants to the director was $18,988 at the grant date. On September 24, 2012, Stephen Monticelli submitted his resignation from his position as an independent director of V Media Corporation. The unvested portion of his granted warrants were forfeited thereafter.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – WARRANTS (continued)

The following is a summary of warrant activities for the nine months ended March 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2012	3,348,760	$0.96	1.45	-
Granted	-	-	-	-
Forfeited	33,334	$1.8	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2013	3,315,426	$0.95	0.65	-
Exercisable, March 31, 2013	3,315,426	$0.95	0.65	-

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	423,809	589,993	63,885	23,559
	423,809	589,993	63,885	23,559
Deferred tax benefit, net of valuation allowance
Federal	-	-	-	-
State	-	-	-	-
Foreign	(128,911)	(55,027)	151,411	(98,822)
	(128,911)	(55,027)	151,411	(98,822)
Income tax provision(benefit)	$294,898	$534,966	$215,296	$(75,263)

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (continued)

The following table reconciles the US statutory rates to the Company’s effective rate for the nine months ended March 31, 2013 and 2012. Other item represents net loss incurred by some subsidiaries and non-deductible items.

For the nine months ended March 31	2013	2012
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Effect of deferred tax assets valuation allowance-Holding Company	-18%	-
Effect of deferred tax assets valuation allowance-PRC entities	-15%	-
Non-deductible item	-2%	-
Other	-	5%
Effective rate	-10%	30%

Other is the net income that could not be offset by losses incurred by other subsidiaries in 2012.

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes for the year ended June 30, 2012. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2032 of approximately $2,101,670 and $182,321 as of March 31, 2013 and June 30, 2012, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $714,568 and $61,989 as of March 31, 2013 and June 30, 2012, respectively.

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

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,991,308 and $1,587,852 as of March 31, 2013 and June 30, 2012, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the nine months ended March 31, 2013, management concluded the realization of RPC deferred tax assets is uncertain. A valuation allowance of approximately 50% of the deferred tax asset totalling $504,391 was recorded as of March 31, 2013.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Business tax expenses were $338,887 and $182,750 for the three months ended March 31, 2013 and 2012, respectively, and totaled $1,100,830 and $591,708 for the nine months ended March 31, 2013 and 2012, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES (continued)

c) Taxes payable consisted of the following:

	March 31,	June 30,
	2013	2012
Business tax payable	$76,158	$216,869
Corporate income tax payable	250,791	(1,108)
Other	268,103	291,384
Total taxes payable	$595,052	$507,145

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the period ended March 31, 2013. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 15 – EARNINGS PER SHARE

As of March 31, 2013, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

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

	For the three months ended March 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,089,007	$345,632	$931,079	$55,536	$289,739	$225,000	$4,935,993
Cost of Revenue	(2,547,447)	(218,384)	(537,960)	(56,961)	(164,710)	(293,201)	(3,818,663)
Gross Profit	$541,560	$127,248	$393,119	$(1,425)	$125,029	$(68,201)	$1,117,330

	For the three months ended March 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$2,824,528	$340,287	$710,369	$79,985	$116,259	$-	$4,071,428
Cost of Revenue	(1,998,846)	(55,641)	(374,288)	(51,161)	(303,319)	-	(2,783,255)
Gross Profit	$825,682	$284,646	$336,081	$28,824	$(187,060)	$-	$1,288,173

	For the nine months ended March 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$12,486,049	$930,903	$1,645,261	$399,428	$752,533	$225,000	$16,439,174
Cost of Revenue	(8,407,755)	(922,300)	(1,085,664)	(132,308)	(788,376)	(2,000,771)	(13,337,174)
Gross Profit	$4,078,294	$8,603	$559,597	$267,120	$(35,843)	$(1,775,771)	$3,102,000

	For the nine months ended March 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District		Shanghai District	US Corporation	Total
Revenue	$10,412,143	$1,069,635	$1,414,975	$	,801	$448,806	$-	$13,677,360
Cost of Revenue	(5,052,249)	(571,449)	(710,802)		(179,141)	(674,849)	-	(7,188,490)
Gross Profit	$5,359,894	$498,186	$704,173		$152,660	$(226,043)	$-	$6,488,870

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Corporate History

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of December 31, 2012, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of December 31, 2012, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States for twelve months. We successfully extended the lease through August 31, 2014.

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains CMDI.OB.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

Name of Subsidiary	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	100%	Dalian	Computer exploitation, technical service and domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design and construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	80%	Shanghai	Advertising company
Vastitude Media –US Corporation	100%	U.S.	Advertising company

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended March 31, 2013 Compared to the Three-Month Period Ended March 31, 2012

Revenue

The following table shows the operations of the Company on a consolidated basis:

REVENUES	Three Months Ended March 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$1,052,910	$1,095,257	$(42,347)	(3.9)%
City Transit system Display network	908,252	563,234	345,018	61.3%
Outdoor Billboards	875,520	823,513	52,007	6.3%
City Navigator	65,877	324,130	(258, 253)	(79.7)%
Other service income(a)	186,448	18,394	168,054	913.6%
Subtotal for Dalian District	$3,089, 007	$2,824,528	$264,479	9.4%

Shenyang District
Street Fixture and Display network	$97,381	$53,858	$43,523	80.8%
Outdoor Billboards	248,251	286,429	(38,178)	(13.3)%
Subtotal for Shenyang District	$345,632	$340,287	$5,345	1.6%

Beijing District
Outdoor Billboards	$931,079	$710,369	$220710	31.1%
Subtotal for Beijing District	$931,079	$710,369	$220,710	31.1%

Tianjin District
Outdoor Billboards	$55,536	$79,985	$(24,449)	(30.6)%
Subtotal for Tianjin District	$55,536	$79,985	$(24,449)	(30.6)%

Shanghai District
Outdoor Billboards	$289,739	$116,259	$173,480	149.2%
Subtotal for Shanghai District	$289,739	$116,259	$173,480	149.2%

US District
Outdoor Billboards	$225,000	$-	$225,000	100%
Subtotal for US District	$225,000	$-	$225,000	100%

Total Revenues	$4,935,993	$4,071,428	$864,565	21.2%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended March 31, 2013 were $4,935,993, an increase of $864,565 or 21.2%, from $4,071,428 for the three months ended March 31, 2012. The increase in revenue was primarily attributable to the revenue increase in Dalian, Beijing, Shanghai and US district, offset by revenue decrease in Tianjin district.

For the three months ended March 31, 2013, sales in Dalian district, accounted for 62.6% of our total sales, increased by $264,479, or 9.4%, to $3,089,007 from $2,824,528 for the three months ended March 31, 2012. The increase was due to the higher client demand experienced during this quarter.

For three months ended March 31, 2013, sales in Tianjin district decreased by 24,449, or 30.6%, to $55,536 from $79,985 for the three months ended March 31, 2012.

Sales revenue in Shanghai District increased $173,480 or 149.2% to $289,739 from $116,259 for the three months ended March 31, 2013.

Sales revenue in Shenyang district increased $5,345 or 1.6% to $345,632 from $340,287 for the three months ended March 31, 2013.

Overall sales in Beijing district increased by $220,710, or 31.1%, to $931,079 from $710,369 for the three months ended March 31, 2013.

Sales revenue in US district increased $225,000 from none for the three months ended March 31, 2013, because in January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slot of its leased Time Square Billboard for one year term effective January 1, 2013.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2013 was $3,818,663, an increase of $1,035,408 or 37.2%, from $2,783,255 for the same period ended March 31, 2012. The increase in cost of revenue was primarily attributable to: (i) Increase in depreciation in the amount of $0.11 million due to increase of property plant and equipment. (ii) The cost of Time Square LED in the amount of $0.28 million compared with none in the same period ended March 31,2012.(iii) the increase of labor and raw material cost was about $1.44 million. As a percentage of total revenues, cost of revenue accounted for approximately 77.4% and 68.4% for the three months ended March 31, 2013 and 2012, respectively.

COST OF REVENUES	Three Months Ended March 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$864,381	$767,837	$96,544	12.6%
City Transit system Display network	756,601	402,557	354,044	87.9%
Outdoor Billboards	569,001	576,186	(7,185)	(1.2)%
City Navigator	51,450	226,648	(175,198)	(77.3)%
Other service cost (b)	306,014	25,618	280,396	1094.5%
Subtotal for Dalian District	$2,547,447	$1,998,846	$548,601	27.4%

Shenyang District
Street Fixture and Display network	$62,833	$9,962	$52,871	530.7%
Outdoor Billboards	155,551	45,679	109,872	240.5%
Subtotal for Shenyang District	$218,384	$55,641	$162,743	292.5%

Beijing District
Outdoor Billboards	$537,960	$374,288	$163,672	43.7%
Subtotal for Beijing District	$537,960	$374,288	$163,672	43.7%

Tianjin District
Outdoor Billboards	$56,961	$51,161	$5,800	11.3%
Subtotal for Tianjin District	$56,961	$51,161	$5,800	11.3%

Shanghai District
Outdoor Billboards	$164,710	$303,319	$(138,609)	(45.7)%
Subtotal for Shanghai District	$164,710	$303,319	$(138,609)	(45.7)%

United States
Outdoor Billboards	$293,201	$-	$293,201	100%
Subtotal for United States	$293,201	$-	$293,201	100%

Total Cost of Revenue	$3,818,663	$2,783,255	$1,035,408	37.2%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2013 decreased by $170,843 or 13.3% to $1,117,330 from $1,288,173 for the same period in 2012. The decrease in gross profit was due to the increase in cost of revenue during the three months ended March 31, 2013. Our gross margin during the three months ended March 31, 2013 and 2012 were 22.6% and 31.6%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $2,199,534 during the three months ended March 31, 2013, an increase of $783,962 or 55%, compared to $1,415,572 for the same period ended March 31, 2012. The increase in our operating expenses was mainly due to increased selling expense, bad debt expense and other costs related to supporting our sales force as the overall advertising market became more competitive, and an increase in our payroll and administrative costs.

Other Income (Expenses)

For the three months ended March 31, 2013, we had total other expenses of $163,748, an decrease of $145,606 or 41.7%, compared with the other expenses of $309,354 during the same period of 2012.  The decrease in other income was mainly due to the $136,828 increase in tax refund during the period.

Total interest expense on the bank loans for the three months ended March 31, 2013 and 2012, amounted to $274,233 and $305,100, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $1,581,466 for the three months ended March 31, 2013, as compared with the net loss of $442,227 during the three months ended March 31, 2012, representing a increase of 257.6%. The increase in net loss was mainly attributed to our increase in cost of revenue.

Comprehensive Income (Loss)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $1,616,886 during the three months ended March 31, 2013, as compared with $441,870 during the three months ended March 31, 2012, an increase of 79.2%.

Results of Operations for the Nine-Month Period Ended March 31, 2013 Compared to the Nine-Month Period Ended March 31, 2012

Revenue

The following table shows the operations of the Company on a consolidated basis for the nine months ended March 31, 2013 and 2012:

REVENUES	Nine Months Ended March 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$4,601,130	$3,447,025	$1,154,105	33.5%
City Transit system Display network	3,117942	2,234,186	883,756	39.6%
Outdoor Billboards	2,851,957	3,196,521	(344,564)	(10.8)%
City Navigator	272,990	1,244,433	(971,443)	(78.1)%
Other service income (a)	1,642,030	289,978	1,352,052	466.3%
Subtotal for Dalian District	$12,486,049	$10,412143	$2,073,906	19.9%

Shenyang District
Street Fixture and Display network	$281,978	$190,845	$91,133	47.8%
Outdoor Billboards	648,925	878,790	(229,865)	(26.2)%
Subtotal for Shenyang District	$930,903	$1,069,635	$(138,732)	(13.0)%

Beijing District
Outdoor Billboards	$1,645,261	$1,414,975	$230,286	16.3%
Subtotal for Beijing District	$1,645,261	$1,414,975	$230,286	16.3%

Tianjin District
Outdoor Billboards	$399,428	$331,801	$67,627	20.4%
Subtotal for Tianjin District	$399,428	$331,801	$67,627	20.4%

Shanghai District
Outdoor Billboards	$752,533	$448,806	$303,727	67.7%
Subtotal for Shanghai District	$752,533	$448,806	$303,727	67.7%

US District
Outdoor Billboards	$225,000	$-	$225,000	100%
Subtotal for US District	$225,000	$-	$225,000	100%

Total Revenues	$16,439,174	$13,677,360	$2,761,814	20.2%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the nine months ended March 31, 2013 were $16,439,174, an increase of $2,761,814 or 20.2%, from $13,677,360 for the nine months ended March 31, 2012.

For the nine months ended March 31, 2013, sales in Dalian district, accounted for 76% of our total sales, increased by $2,073,906, or 19.9%, to $12,486,049 from $10,412,143 for the nine months ended March 31, 2012. The increase was mainly because of the economic recovery in China. Overall sales in Shenyang district decreased by $138,732, or 13.0%, to $930,903 from $1,069,635 for the nine months ended March 31, 2012. In Shenyang, sales generated from street fixture and display network increased 47.8%, or $91,133 compared with same period in 2012, and sales generated from billboards including LED screens decreased 26.2%, or $229,865 compared with same period in 2012.

For nine months ended March 31, 2013, sales in Tianjin district increased by $67,627, or 20.4%, to $399,428 from $331,801 for the nine months ended March 31, 2012. Sales revenue in Shanghai District increased $303,727 or 67.7% to $752,533 from $448,806 for the nine months ended March 31, 2012.

The Company also generated sales revenue of $1,645,261 from its Beijing District compared with the revenue of $1,414,975 for the nine months ended March 31, 2012.

Sales revenue in US district increased $225,000 from none for the nine months ended March 31, 2013, because in January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slot of its leased Time Square Billboard for one year term effective January 1, 2013.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2013 were $13,337,174, an increase of $6,148,684 or 85.5%, from $7,188,490 for the same period ended March 31, 2012. The increase in cost of revenue was primarily attributable to: (i) The increase in depreciation of about $0.29 million due to increase of property plant and equipment. (ii) The increase in billboard rights amortization expense in the amount of $1.1 million due to increase of billboard right obtained. (iii) The cost of Time Square LED in the amount of $1.96 million, compared with zero in the same period ended March 31, 2012. (iv) Increase in labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 81.1% and 52.6% for the nine months ended March 31, 2013 and 2012, respectively. We incurred fees to building owners for placing and/or operating our digital screens. These fees constitute a significant portion of our cost of revenues. While we make payment almost immediately after signing the leasing contract and make additional payment on a fixed schedule, it took us a while to ramp up sales of advertising time slots and locations and build up revenues from these newly acquired or leased platforms. As we continue to operate the current advertising network and look for opportunity to expand and add on new platforms, we may experience a similar level of leasing fees and billboard rights amortization expense. However, as the newly acquired platforms start to generate revenue, we may experience a decrease in the percentage of cost of revenue relative to revenue.

COST OF REVENUES	Nine Months Ended March 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$3,355,980	$1,712,273	$1,643,707	96.0%
City Transit system Display network	2,250,877	1,139,865	1,111,012	97.5%
Outdoor Billboards	1,266,073	1,432,330	(166,257)	(11.6)%
City Navigator	228,662	520,968	(292,306)	(56.1)%
Other service cost (b)	1,306,163	246,813	1,059,350	429.2%
Subtotal for Dalian District	$8,407,755	$5,052,249	$3,355,506	66.4%

Shenyang District
Street Fixture and Display network	$142,755	$89,597	$53,158	59.3%
Outdoor Billboards	779,545	481,852	297,693	61.8%
Subtotal for Shenyang District	$922,300	$571,449	$350,851	61.4%

Beijing District
Outdoor Billboards	$1,085,664	$710,802	$374,862	52.7%
Subtotal for Beijing District	$1,085,664	$710,802	$374,862	52.7%

Tianjin District
Outdoor Billboards	$132,308	$179,141	$(46,833)	(26.1)%
Subtotal for Tianjin District	$132,308	$179,141	$(46,833)	(26.1)%

Shanghai District
Outdoor Billboards	$788,376	$674,849	$113,527	16.8%
Subtotal for Shanghai District	$788,376	$674,849	$113,527	16.8%

United States
Outdoor Billboards	2,000,771	–	2,000,771	100%
Subtotal for United States	2,000,771	–	2,000,771	100%

Total Cost of Revenue	$13,337,174	$7,188,490	$6,148,684	85.5%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the nine months ended March 31, 2013 decreased by $3,386,870 or 52.2% to $3,102,000 from $6,488,870 for the same period in 2012. The decrease in gross profit was due to the increase in cost of revenue during the nine months ended March 31, 2013. Our gross profit margin during the nine months ended March 31, 2013 and 2012 were 18.9% and 47.4%, respectively. The decrease in our gross profit margin during the period of fiscal 2013 was primarily due to (i) increased cost of revenue which was mainly caused by increased depreciation expense of advertising equipment and increase in overhead due to the higher labor cost and raw material cost of $3.43 million, (ii) cost of Times Square LED was about $1.96 million in current period. As a result, our gross profit margin was lower than the level we normally would expect. We intend to increase our sales effort to improve the utilization rate of our platforms in the coming quarters to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $5,678,369 during the nine months ended March 31, 2013, an increase of $1,803,774 or 46.6%, compared to $3,874,595 for the same period ended March 31, 2012. Along with an increase in our payroll and administrative costs, the increase in our operating expenses was mainly due to increased selling and promotional expenses so as to improve market awareness in both existing and new markets, and other costs related to supporting our sales force as the overall advertising market became more competitive. We expect selling and marketing expenses to increase at a controllable pace as we will continue to invest greater resources in sales and marketing of our advertising network.

Other Income (Expenses)

For the nine months ended March 31, 2013, we had total other expense of $290,009, an decrease of $514,748 or 64%, compared with $804,757 during the same period of 2012.  The decrease in other expenses was mainly due to the fact that the Company received tax refund of $308,819 and $239,015 award for countries known trademarks honor during the period.

Total interest expense on bank loans for the nine months ended March 31, 2013 and 2012, amounted to $814,655 and $774,245, respectively.

Income Tax Provision (Benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the nine months ended March 31, 2013, we reported an income tax provision of $294,898 due to operating income in our Chinese subsidiaries incurred during the quarter. For the same period in 2012, we reported an income tax provision of $534,966.  Management concluded that realization of PRC deferred tax assets is uncertain.  A valuation allowance of approximately 50% of the deferred tax asset totalling $504,391 was recorded as of March 31, 2013.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $3,431,807 for the nine months ended March 31, 2013, as compared with a net income of $1,040,868 during the nine months ended March 31, 2012, representing a decrease of 429.7%. The decrease in net income was mainly attributed to increase in cost of revenue, selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $3,208,331 during the nine months ended March 31, 2013, as compared with comprehensive income of $1,447,455 during the nine months ended March 31, 2012.

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

Due to a negative working capital deficit, the Company’s ability to continue as a going concern has been brought into question. Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In the past few months, our revenue increased due to the recovery of Chinese business environment. In January 2013, we signed a contract valued at $900,000 with a customer to sublease an advertising time slot of leased Time Square Billboard for one year term. We are currently negotiating with other potential customer for sublease. Thus, we expected that cash provided from operating activities will improve our working capital in the near future. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides a RMB 22 million ($3.5 million) revolving notes payable credit line from July 25, 2012 to July 25, 2020. We also have a line  of credit from Bank of China in the amount of $3.36 million. As the date of this report, the Company has RMB 4 million ($644K) unused line of credit. Our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

As of March 31, 2013, the Company’s cash and cash equivalents amounted to $299,623, a decrease of $1,226,981 from $1,526,604 as of June 30, 2012.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3,676,496 for the nine months ended March 31, 2013, a decrease of $4,869,697 from the cash provided by operating activities of $8,546,193 for the nine months ended March 31, 2012. The decrease was mainly due to decreased net income of $4,435,828, decrease of account receivable of $2,069,329 and accounts payable of $3,260,472, offset by increase of depreciation and amortization of $2.6 million, increase of other payable of $1,022,353 and other liabilities including deferred revenue and tax payable for $479,230.

Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2013 was $5,705,164 as compared to cash used in investing activities of $9,217,940 for the nine months ended March 31, 2012.  Cash used in investing activities in current period was for acquisitions of new outdoor advertising platforms to expand our existing advertising network and a loan to third parties.

Cash Provided by Financing Activities

For the nine months ended March 31, 2013, net cash provided by financing activities was $817,269 as a result of i) net proceeds from bank acceptance notes payable was $2.9 million; ii) Net proceeds from short-term bank loans was approximately $2.2 million, iii) net proceeds from capital contributions of $333,028, partially offset by cash used in restricted cash of $3.3 million and $0.4 million repayment of bank loans. Net cash used in financing activities was $49,624 for the nine months ended March 31, 2012, primarily due to repayment of short-term bank loans of $345,883 and partially offset by a $314,439 proceeds from third party loan.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2012 which was filed with the Securities and Exchange Commission on September 27, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, we have

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
__________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2013

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
_______________

* Filed herewith