Form 10-K
period 2013-06-30
V Media Corp
filed 2013-09-27
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 10, 2013 was approximately $1,390,592.08 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of September 10, 2013, there were 27,590,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

SIGNATURES	33

EXHIBIT INDEX	34

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

Intellectual Property

As of June 30, 2013, Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 40 patents in the outdoor advertising display field.  His innovations on billboards, bus and taxi shelters, newsstands and other street fixtures have been vastly used in our outdoor display networks.  Mr. Wang has entered into licensing agreements with V-Media to allow V-Media to use his patents without charge.

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

Marketing

Our marketing staff is trained to work closely with customers such as direct advertisers and advertising agencies. We provide professional and customizing advice to meet customers’ advertising needs.  As of June 30, 2013, we had 46 dedicated sales and marketing personnel. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries.

Competition

We compete with some of the largest advertising companies in China that operate outdoor advertising networks such as JCDecaux China, Clear Media, CBS Outdoor (China) and TOM OMG. We compete primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio. The Company has entered into a one-year lease agreement commencing March 1, 2012 for a LED in Time Square, New York City, the lease agreement has been renewed till August 31, 2014. It is a big step for the company to expand overseas operations and become international. Management is negotiating with potential customers in New York, but competition is strong.

Customers

For the fiscal year ended June 30, 2013, we do not have any individual customers accounting for more than 10% of our total revenues. Although our revenues from these advertising clients generally constitute a substantial part of our total revenues, we believe our business is not dependent on any individual advertising client.

Employees

V-Media currently has 153 full-time employees as of June 30, 2013, including 21 in manufacturing, 8 in research and development, 39 in administration and financial department, and 46 in sales, purchasing and marketing.

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

The unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company’s growth and profitability.  Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our Company’s overall liquidity;
●	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
●	the devaluation and volatility of global stock markets impacts the valuation of our Company’s equity securities.

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

Vastitude Media - US Corp. is located at 1221 Ave of the Americas, Suite 4200, New York, New York, 10020. This office consists of approximately 1000 square feet. The lease agreement is automatically renewed by monthly.

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

Year 2013	High ($)	Low ($)
First Quarter ended September 30, 2012	0.28	0.11
Second Quarter ended December 31, 2012	0.12	0.03
Third Quarter ended March 31, 2013	0.20	0.06
Fourth Quarter ended June 30, 2013	0.15	0.13

Year 2012	High ($)	Low ($)
First Quarter ended September 30, 2011	0.58	0.25
Second Quarter ended December 31, 2011	0.35	0.10
Third Quarter ended March 31, 2012	0.28	0.12
Fourth Quarter ended June 30, 2012	0.28	0.10

As of September 11, 2013, there were approximately 274 owners of record of our common stock.

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

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 square meters to 500 square meters, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace. The Company has entered into a one-year lease agreement commencing March 1, 2012 for a LED in Time Square, New York City and signed a new extension agreement to extend the lease through August 31, 2014. In January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slots of its leased Time Square Billboard for one year term effective January 1, 2013. There are currently additional time slots available for lease.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities including New York;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

Revenue

The following table shows the operations of the Company on a consolidated basis for the fiscal years ended June 30, 2013 and 2012:

REVENUES	Fiscal Years Ended June 30,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$6,695,706	$5,316,472	$1,379,234	25.9%
City Transit system Display network	4,094,252	3,015,754	1,078,498	35.8%
Outdoor Billboards	3,659,857	3,915,086	(255,229)	(6.5)%
City Navigator	351,288	1,356,042	(1,004,754)	(74.1)%
Other service income (a)	1,789,061	526,154	1,262,907	240%
Subtotal for Dalian District	$16,590,164	$14,129,508	$2,460,656	17.4%

Shenyang District
Street Fixture and Display network	$342,940	$256,543	$86,397	33.7%
Outdoor Billboards	757,659	982,923	(225,264)	(22.9)%
Subtotal for Shenyang District	$1,100,599	$1,239,466	$(138,867)	(11.2)%

Beijing District
Outdoor Billboards	$2,416,329	$2,124,900	$291,429	13.7%
Subtotal for Beijing District	$2,416,329	$2,124,900	$291,429	13.7%

Tianjin District
Outdoor Billboards	$440,331	$422,556	$17,775	4.2%
Subtotal for Tianjin District	$440,331	$422,556	$17,775	4.2%

Shanghai District
Outdoor Billboards	$825,793	$554,255	$271,538	49%
Subtotal for Shanghai District	$825,793	$554,255	$271,538	49%

US District
Outdoor Billboards	$450,000	$-	$450,000	100%
Subtotal for US District	$450,000	$-	$450,000	100%

Total Revenues	$21,823,216	$18,470,685	$3,352,531	18.2%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Our total revenues for the fiscal year ended June 30, 2013 were $21,823,216, an increase of $3,352,531 or 18.2%, from $18,470,685 for the fiscal year ended June 30, 2012.

For the fiscal year ended June 30, 2013, sales in Dalian district, accounted for 76% of our total sales, increased by $2,460,656, or 17.4%, to $16,590,164 from $14,129,508 for the fiscal year ended June 30, 2012. The increase was mainly because of the Company’s market leadership position and the advertising market recovery in China. However, revenue from City Navigator had a decline of 74.1% compared with revenue last year. This was due to 1) the Company changed its strategy to focus more on outdoor LED screens and billboards, which have less government regulations on location approval. City Navigator, on the contrary, faces more stringent approval by government. 2) Clientele for City Navigators are mostly in real estate industry. Real estate clients are still under financial pressure thus lowered advertisement budget. Overall sales in Shenyang district decreased by $138,867, or 11.2%, to $1,100,599 from $1,239,466 for the fiscal year ended June 30, 2012. In Shenyang, sales generated from street fixture and display network increased by 33.7%, or $86,397 for the fiscal year ended June 30, 2013 compared with same period in 2012, and sales generated from billboards including LED screens decreased by 22.9%, or $225,264 for the fiscal year ended June 30, 2013 compared with same period in

For fiscal year ended June 30, 2013, sales in Tianjin district increased by $17,775, or 4.2%, to $440,331 from $422,556 for the fiscal year ended June 30, 2012. Sales revenue in Shanghai District increased by $271,538 or 49.0% to $825,793 from $554,255 for the fiscal year ended June 30, 2012. Sales revenue in Beijing District increased by $291,429 or 13.7% to $2,416,329 from $2,124,900 for the fiscal year ended June 30, 2012.

Sales revenue in US district increased by $450,000 from none for the fiscal year ended June 30, 2013, as in January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slot of its leased Time Square Billboard for one year term effective January 1, 2013.

Cost of Revenue

Cost of revenue for the fiscal year ended June 30, 2013 were $18,247,311, an increase of $7,496,913 or 69.7%, from $10,750,398 for the same period ended June 30, 2012. The increase in cost of revenue was primarily attributable to: (i) The increase in depreciation of about $0.2 million due to increase of property plant and equipment. (ii) The increase in billboard rights amortization expense in the amount of $1.8 million due to increase of billboard right obtained in China. (iii) The cost of Time Square LED in the amount of $3.8 million, compared with $1.1 million in the same period ended June 30, 2012. (iv) Increase in labor and raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 83.6% and 58.2% for the fiscal year ended June 30, 2013 and 2012, respectively. We incurred fees to building owners for placing and/or operating our digital screens. These fees constitute a significant portion of our cost of revenues. While we make payment almost immediately after signing the leasing contract and make additional payment on a fixed schedule, it took us a while to ramp up sales of advertising time slots and locations and build up revenues from these newly acquired or leased platforms. As we continue to operate the current advertising network and look for opportunity to expand and add on new platforms, we may experience a similar level of leasing fees and billboard rights amortization expense. However, as the newly acquired platforms start to generate revenue, we anticipate a decrease in the percentage of cost of revenue relative to revenue.

COST OF REVENUES	Fiscal Year Ended June 30,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$4,572,063	$3,093,073	$1,478,990	47.8%
City Transit system Display network	2,470,733	1,916,391	554,342	28.9%
Outdoor Billboards	2,117,049	1,831,756	285,293	15.6%
City Navigator	316,846	511,209	(194,363)	(38.0)%
Other service cost (b)	1,782,543	451,503	1,331,040	294.8%
Subtotal for Dalian District	$11,259,234	$7,803,932	$3,455,302	44.3%

Shenyang District
Street Fixture and Display network	$365,630	$220,912	$144,718	65.5%
Outdoor Billboards	759,033	571,727	187,306	32.8%
Subtotal for Shenyang District	$1,124,663	$792,639	$332,024	41.9%

Beijing District
Outdoor Billboards	$1,483,807	$1,070,574	$413,233	38.6%
Subtotal for Beijing District	$1,483,807	$1,070,574	$413,233	38.6%

Tianjin District
Outdoor Billboards	$151,535	$260,749	$(109,214)	(41.9)%
Subtotal for Tianjin District	$151,535	$260,749	$(109,214)	(41.9)%

Shanghai District
Outdoor Billboards	$955,218	$822,504	$132,714	16.1%
Subtotal for Shanghai District	$955,218	$822,504	$132,714	16.1%

United States
Outdoor Billboards	3,272,854	–	3,272,854	100%
Subtotal for United States	3,272,854	–	3,272,854	100%

Total Cost of Revenue	$18,247,311	$10,750,398	$7,496,913	69.7%

(b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the fiscal year ended June 30, 2013 decreased by $4,144,382 or 53.7% to $3,575,905 from $7,720,287 for the same period in 2012. The decrease in gross profit was due to the increase in cost of revenue during the fiscal year ended June 30, 2013. Our gross profit margin during the fiscal year ended June 30, 2013 and 2012 were 16.4% and 41.8%, respectively. The decrease in our gross profit margin during fiscal year 2013 was primarily due to (i) increased cost of revenue which was mainly caused by increased depreciation expense of advertising equipment and increase in overhead due to the higher labor cost and raw material cost of $3.89 million, (ii) cost of Times Square LED was about $3.8 million in current period. As a result, our gross profit margin was lower than the level we normally would expect. We intend to increase our sales effort to improve the utilization rate of our platforms in the coming year to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $7,548,597 during the fiscal year ended June 30, 2013, an increase of $961,787 or 14.6%, compared to $6,586,810 for the same period ended June 30, 2012. Along with an increase in our payroll and administrative costs, the increase in our operating expenses was mainly due to (1) $2.2 million bad debt provision; and (2) increased selling and promotional expenses so as to improve market awareness in both existing and new markets, and other costs related to supporting our sales force as the overall advertising market became more competitive. We expect selling and marketing expenses to increase at a controllable pace as we will continue to invest greater resources in sales and marketing of our advertising network.

Income from Operations

Loss from operations was $3,972,690 for the year ended June 30, 2013 as compared to $1,133,477 income for the year ended June 30, 2012, a decrease of $5,106,167 or 450.5%. The decrease was mainly due to our increase in cost of revenue and selling, general and administrative expense, offsetting the increase in total revenue. For the year ended June 30, 2013, non-cash expenses include $9.6 million depreciation and amortization expense and $2.2 million provision for doubtful accounts. For the year ended June 30, 2012, non-cash expenses include $4.9 million depreciation and amortization expense and $0.2 million provision for doubtful accounts.

Other Income (Expense)

For the fiscal year ended June 30, 2013, we had total other expense of $848,589, an increase of $301,008 or 55%, compared with $547,581 during the same period of 2012.  The increase in other expenses was mainly due to the investment loss and increasing interest expense.

Total interest expense on bank loans for the fiscal year ended June 30, 2013 and 2012, amounted to $1,359,366 and $1,236,432, respectively.

Income (Loss) Before Income Taxes

Loss before income taxes was $4,821,279 for the year ended June 30, 2013 as compared to income before income taxes of $585,896 for the year ended June 30, 2012, representing a decrease of $5,407,175 or 922.9% due to the reasons described above.

Income tax provision (benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the fiscal year ended June 30, 2013, we reported a total income tax provision of $875,065 due to operating income in our Chinese subsidiaries incurred during the year and valuation allowance to deferred tax assets. For the same period in 2012, we reported a total income tax provision of $226,807.  For the year ended June 30, 2013, management concluded the realization of PRC deferred tax assets is uncertain.  The increase in the deferred tax assets totaled $623,392 for the year ended June 30, 2013. Accordingly, a full valuation allowance has been provided against the deferred tax assets as of June 30, 2013. The valuation allowance as of June 30, 2013 and 2012 was $1.02 million and $0, respectively.

Net Income (Loss) attributable to V- Media Corp.

Net loss attributable to the Company was $6,060,879 for the fiscal year ended June 30, 2013, as compared with a net income of $50,853 during the fiscal year ended June 30, 2012. The decrease in net income was mainly attributed to increase in cost of revenue, selling, general and administrative expenses.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $5,725,061 during the fiscal year ended June 30, 2013, as compared with comprehensive income of $201,359 during the fiscal year ended June 30, 2012.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In the past few months, our revenue increased due to our effort of client diversification and strategy adjustment.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank will provide us with a RMB 22 million ($3.6 million) revolving note payable credit line from July 25, 2012 to July 25, 2020. In May 2013, we signed another agreement with China Merchants Bank, pursuant to which, the bank will provide a RMB10 million ($1.6 million) revolving notes payable credit line to us from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million. Our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. For the year ended June 30, 2013, non-cash charge offs amounted to $12.2 million which includes $9.6 million depreciation and amortization expense, $2.2 million provision for doubtful accounts and $0.4 million deferred tax provision.

As of June 30, 2013, the Company’s cash and cash equivalents amounted to $2,148,321, an increase of $621,717 from $1,526,604 as of June 30, 2012.

Cash Flow from Operating Activities

Net cash provided by operating activities was $6,825,723 for the fiscal year ended June 30, 2013, a decrease of $1,942,185 from the cash provided by operating activities of $8,767,908 for the fiscal year ended June 30, 2012. The decrease was mainly due to decreased net income of $6,055,433, increase of account receivable of $518,031, decrease of deferred revenues of $1,346,801 and accounts payable of $1,826,658, offset by increase of depreciation and amortization of $4,765,112, increase of provision for doubtful accounts of $2,014,113 and other liabilities including other payable of $555,006 and tax payable of $689,033.

Cash Used in Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2013 was $8,755,514 as compared to cash used in investing activities of $9,224,072 for the fiscal year ended June 30, 2012.  Cash used in investing activities in current period was for acquisitions of new outdoor advertising platforms to expand our existing advertising network and loans to third parties.

Cash Provided by Financing Activities

For the fiscal year ended June 30, 2013, net cash provided by financing activities was $2,488,616 as a result of i) net proceeds from bank acceptance notes payable was $5.1 million; ii) Net proceeds from short-term bank loans was approximately $1.1 million, iii) net proceeds from capital contributions of $334,603, partially offset by cash used in restricted cash of $3.3 million and $0.6 million repayment of long-term loans. Net cash used in financing activities was $142,674 for the fiscal year ended June 30, 2012, primarily due to net repayment of short-term bank loans of $769,686 and partially offset by a $431,130 proceeds from related party loan and $481,230 proceeds from long-term loans.

Loan Facility

Short-Term Loans

a)
Loan payable to Shanghai Pudong Development bank consisted of two loans. One was a one-year term loan from November 22, 2011 to November 21, 2012 for RMB 6,000,000 ( $944,400). The loan has been repaid in September, 2012. The second loan was a one-year term loan from June 18, 2012 to June 14, 2013 in the amount of RMB 10,000,000 (approximately $1.57 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.2% per year. This loan was repaid in June 2013.

b)
Loan payable to Dalian Bank Xigang Branch consists of two loans; A one-year term loan from March 27, 2012 to March 26, 2013 with the amount of RMB 10,000,000 ($1.57 million). The loan was repaid in March 2013. Another loan is in the amount of RMB 20,000,000 ($3.26 million) for a one-year term from December 20, 2012 to December 19, 2013 with a fixed interest rate of 8.4% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its trademark for this loan.

c)
Loan payable to Industrial and Commercial Bank of China was for a one-year term due on August 21, 2012, repaid on the due date. The Company obtained a new loan for the same amount from September 20, 2012 to September 12, 2013 at a variable interest rate based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.2% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. The Loan was repaid on September 11, 2013.

d)
The Company obtained a loan in the amount of RMB 10,000,000 ($1.63 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a carrying value of RMB31 million (approximately $5.1 million).

e)
Loan payable to Jilin Bank consists of two loans; A one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.49 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.44 million) at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with an approximate value of RMB 43 million (approximately $7.07 million). The Company repaid the two loans on their due date.

f)
Loan payable to Dalian Bank Shenyang Branch is in the amount of RMB 6,000,000  ($944,400) for one-year term from June 6, 2012 to June 5, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.856% per year. The loan was repaid on the due date. The Company obtained a new loan in the amount of RMB 4,000,000 ($0.65 million) for a new term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media.

g)
Loan payable to Dalian Bank Shanghai Branch was an eleven-month term loan from December 29, 2011 to November 28, 2012, which was repaid in November, 2012. The Company obtained a new loan in the amount of RMB 2,900,000 for a new term of November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. This loan has been guaranteed by V-Media.

h)
Loan payable to Yingkou bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB6, 000,000 ($0.94 million) a one-year term loan with interest at 8.203% set by the People’s Bank of China from June 29, 2012 to June 28, 2013. The loan was repaid in June 2013. The Company obtained a new one-year term loan in the amount of RMB5,000,000 ($0.81 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Liaoning Baijia Financing Assurance Co., Ltd.

i)
Loan payable to China Merchant bank is a one-year term loan in amount of RMB6,000,000 ($0.94 million) from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The loan was repaid in May 2013. The Company obtained a new one-year term loan in the amount of RMB 5,000,000 ($0.81 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year. The Company pledged part of its advertising equipment with an approximate carrying value of RMB 12.1 million (approximately $1.97 million).

j)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders  Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD.

k)	The Company had $1.38 million and $0.52 million loans from outside unrelated parities as of June 30, 2013 and 2012, respectively, which were due on demand and bear no interest.

Long term loan

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.67 million (RMB 4.1 million) and $0.57 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.87 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At June 30, 2013, the monthly payments under the agreement for Shenyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

As of June 30, 2013, the loan amounted to $389,876, which is due in one year.

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

Notwithstanding management’s assessment that the internal control over financial reporting was ineffective as of June 30, 2013 due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting section below, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present its financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date.  In making this evaluation, management used the 1992  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that we had made improvements in our internal control over financial reporting as of the Evaluation Date and the Company’s internal control over financial reporting as of the Evaluation Date was not effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth certain information with respect to our current directors and executive officers.

Name	Age	Positions with the Company
Guojun Wang	49	Chief Executive Officer and Chairman of the Board
Hongwen Liu	46	Chief Financial Officer
Ming Ma	47	President and Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify.  All executive officers serve at the pleasure of the Board of Directors.

Guojun Wang, 49, Chairman and Chief Executive Officer. Mr. Wang has served as our Chairman and Chief Execuitve Officer since December 2009.  Before Mr. Wang founded V-Media in September 2000, he had served as President of Dalian Pacific Advertisement Co., Ltd. for 11 years. With his more than 20 years of experience in the Chinese media and advertising industry and his success in building and managing one of the largest regional outdoor media companies in China, Mr. Wang was elected Vice Chairman of China Advertising Association of Commerce in 2007. He graduated from Northeastern University of Finance & Economics with a bachelor’s degree in Economics in 1988.  Mr. Wang’s role as the founder of the Company provides the Board of Directors with considerable institutional knowledge and an important long-term perspective on the Company and our industry as a whole.

Hongwen Liu, 46, Chief Financial Officer. Mr. Liu joined the Company as Chief Financial Officer in December 2009.  Prior to that, he served as Deputy Director of Dalian Da-xin Accounting Firm for nine years. Mr. Liu graduated from the Computer-Based Accounting Department of Dalian Radio and Television University in July 1991.

Ming Ma, 47, President and Director. Ms. Ma has served as our President since December 2009 and became a director in June 2010.  Ms. Ma  has been in charge of V-Media’s daily operation since its inception in September 2000. Prior to that, she had served as Sales Manager in Dalian Pacific Advertisement Co. Ltd. Ms. Ma graduated from Dalian Institute of Finance Trade Union in 1991.  Ms. Ma’s many years of experience in the advertising industry provides the Board of Directors with valuable insight into our industry.  Ms. Ma is the wife of Mr. Wang, our Chairman and Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the fiscal year ended June 30, 2013, our insiders complied with all applicable filing requirements.

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

Board and the Board Committees:

Our Board of Directors currently consists of two members: Mr. Guojin Wang and Ms. Ming Ma. We do not have a standing nominating, audit or compensation committee. As a small public company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with nominating, audit and compensation committees.

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

Independent Directors

As of September 14, 2013, we don’t have any independent directors in our company.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guojun Wang, Chief Executive Officer	2012	$47,220	$4,722	-	-	-	-	-	$51,942
	2013	$48,030	$4,803	-	-	-	-	-	$52,833

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of  0.1601 for 2013 and 0.1574 for 2012, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

Employment Agreements with Named Executive Officers

V-Media has entered into an employment agreement with each of its executive employees.  Each agreement has a term of three years.  Except for salary and bonus, the terms of the agreements are substantially identical and reflect employment standards common in China.  Mr. Guojun Wang, our Chief Executive Officer, receives an annual salary of RMB 300,000 (approximately $48,030), less all applicable taxes and other appropriate deductions.  Mr. Wang is entitled to an annual bonus in an amount of 10% of his annual salary, which must be approved by the Company’s Board of Directors based on the Company’s results of operations.

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and principal executive officer):
Chuk Chung Fuk (2)	6,590,000	23.89%
China Reinv Partners, L.P.(3)	5,497,933	19.93%

Directors and Named Executive Officers:
Guojun Wang (4)	6,850,000	24.83%
Hongwen Liu (4)	0	*
Ming Ma (4)	3,317,600	12.02%

Directors and Executive Officers as a group (3 persons)	10,207,600	36.85%
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

(4)	The address of the indicated holder is c/o Golden Name Commercial Tower, Room 803, No. 68 Renming Road, Zhongshan District, Dalian, China 116001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Amounts due to certain stockholders are as follows:

	June 30, 2013	June 30, 2012
Wang, Caiqin	$146,157	$118,050
Ma, Ming	93,577	412,242
Wang, Guojun	122,369	64,482
Total due to stockholders	$362,103	$594,774

The above stockholders listed are officers and directors of the Company.  Each of these stockholders provided funds for the Company’s operations and for advertising material and equipment purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $130,000 for the fiscal year ended June 30, 2013 and $140,000 for the fiscal year ended June 30, 2012.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended June 30, 2013 and 2012.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended June 30, 2013 and  2012.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended June 30, 2013 and $0 for the fiscal year ended June 30, 2012.

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

V Media Corporation

Date: September 27, 2013	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Guojun Wang	Chief Executive Officer and Chairman	September 27, 2013
Guojun Wang	(principal executive officer)

/s/ Hongwei Liu	Chief Financial Officer	September 27, 2013
Hongwen Liu	(principal financial and accounting officer)

/s/ Ming Ma	Director	September 27, 2013
Ming Ma

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB2 filed on April 11, 2007).

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
(Formerly China New Media Corporation)

We have audited the accompanying consolidated balance sheets of V Media Corporation (Formerly China New Media Corporation) and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, NY
September 27, 2013

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

V MEDIA CORP. AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORTATION)
 CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	As of June 30	As of June 30
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$2,148,321	$1,526,604
Restricted cash	3,322,299	-
Accounts receivable, net	4,007,205	4,960,911
Advance to suppliers, net	403,444	413,883
Loans receivable, net	2,425,882	2,099,493
Other current assets	397,110	195,701
Deferred tax assets	-	396,961
Total current assets	12,704,261	9,593,553

Property, equipment and construction in progress, net	23,649,850	23,204,841

Other assets
Billboards use right, net	3,281,728	4,798,745
Security deposits	2,297,952	2,043,750
Total other assets	5,579,680	6,842,495

Total Assets	$41,933,791	$39,640,889

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$12,579,026	$11,035,314
Current portion of long term loans	389,876	590,370
Accounts payable	3,194,604	2,274,736
Bank acceptance notes payable	5,214,104	-
Other payables	2,372,044	1,924,191
Deferred revenues	2,392,681	2,649,472
Taxes payable	649,418	507,145
Due to related parties	362,103	594,774
Total current liabilities	27,153,856	19,576,002

Long term loan	-	363,060

Total Liabilities	27,153,856	19,939,062

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,122,624	786,806
Retained earnings	4,714,077	10,774,956
Total V Media Corp. equity	12,660,380	18,385,441
Noncontrolling interest	2,119,555	1,316,386
Total equity	14,779,935	19,701,827

Total Liabilities and Equity	$41,933,791	$39,640,889

The accompanying notes are an integral part of these consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORTATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN US DOLLARS)

	For the years ended June 30,
	2013	2012

Revenues	$21,823,216	$18,470,685

Cost of revenue	(18,247,311)	(10,750,398)

Gross profit	3,575,905	7,720,287

Selling, general and administrative expenses	(7,548,595)	(6,586,810)

Income (loss) from operations	(3,972,690)	1,133,477

Other income (expenses):
Interest income	47,243	5,279
Interest expense	(1,359,366)	(1,236,432)
Subsidy income	720,390	718,984
Other expenses	(256,856)	(35,412)

Total other expenses	(848,589)	(547,581)

Income (loss) before income taxes	(4,821,279)	585,896

Income tax provision (benefit)
Current	458,845	492,080
Deferred	416,220	(265,273)
Total income tax provision	875,065	226,807

Net income (loss)	(5,696,344)	359,089

Less: net income attribute to the noncontrolling interest	364,535	308,236

Net income (loss) attributable to V Media Corp.	$(6,060,879)	$50,853

Net income (loss)	(5,696,344)	359,089

Other comprehensive income
Foreign currency translation adjustments	439,849	167,695

Comprehensive income (loss)	(5,256,495)	526,784

Less: comprehensive income attributed to the noncontrolling interest	468,566	325,425

Comprehensive income (loss) attributable to V Media Corp.	$(5,725,061)	$201,359

Earnings (loss) per share
Basic and diluted	$(0.22)	$0.00
Weighted average number of common shares
Basic and diluted	27,550,701	27,550,701

The accompanying notes are an integral part of these consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORTATION)
 CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Par value $0.0001		Par value $0.0001		paid-in	comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	capital	income	earnings	Interest	Total
Balance at July 1, 2011	1,000,000	100	27,590,701	2,759	6,820,820	636,300	10,724,103	990,961	19,175,043

Net income for the year							50,853	308,236	359,089
Foreign currency translation gain						150,506		17,189	167,695

Balance at June 30, 2012	1,000,000	$100	27,590,701	$2,759	$6,820,820	$786,806	$10,774,956	$1,316,386	$19,701,827

Noncontrolling interest capital contribution								334,603	334,603
Net income (loss) for the year							(6,060,879)	364,535	(5,696,344)
Foreign currency translation gain						335,818		104,031	439,849

Balance at June 30, 2013	1,000,000	$100	27,590,701	$2,759	$6,820,820	$1,122,624	$4,714,077	$2,119,555	$14,779,935

The accompanying notes are an integral part of these consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORTATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,696,344)	$359,089
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,494,683	2,274,967
Amortization	7,131,973	2,586,577
Amortization of stock based compensation expense	-	24,804
Loss on sale of property	80,917	-
Loss from equity investment	70,973	11,868
Provision for doubtful accounts-Accounts receivable	1,295,654	197,736
Provision for doubtful accounts-loans receivable	916,194	-
Deferred tax provision (benefit)	403,764	(265,273)
Changes in operating assets and liabilities
Accounts receivable	(187,398)	330,633
Advance to suppliers	(72,501)	216,445
Other current assets	(275,111)	314,140
Security deposit	(179,077)	(54,495)
Accounts payable	825,138	2,651,796
Other payables	238,558	(316,448)
Deferred revenues	(343,949)	1,002,852
Taxes payable	122,250	(566,783)

Net cash provided by operating activities	6,825,723	8,767,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third party, net	(1,067,199)	(307,809)
Equity investment	-	(94,440)
Proceeds from sale of property	208,127	-
Acquisition of billboards use rights	(5,478,069)	(2,536,601)
Purchase of property and equipment	(2,418,373)	(6,285,222)

Net cash used in investing activities	(8,755,514)	(9,224,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(3,264,323)	-
Net proceeds from capital contributions	334,603	-
Proceeds from (repayment of) short-term bank loans	1,135,090	(769,686)
Net proceeds from bank acceptance notes payable	5,123,115	-
Proceeds from (repayment of) related party loans	(253,172)	431,130
Proceeds from (repayment of) long-term loans	(586,697)	481,230

Net cash provided by financing activities	2,488,616	142,674

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	62,892	31,214

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	621,717	(282,276)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,526,604	1,808,880

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,148,321	$1,526,604

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$239,068	$1,298,242
Interest paid	$1,057,447	$945,633

The accompanying notes are an integral part of these consolidated financial statements.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

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

As part of the merger, the Company’s name was changed from “Golden Key International, Inc.” to “China New Media Corp.”, which was later changed again to “V Media Corporation”.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In the past few months, our revenue increased due to our effort of client diversification and strategy adjustment.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank will provide us with a RMB 22 million ($3.6 million) revolving note payable credit line from July 25, 2012 to July 25, 2020. In May 2013, we signed another agreement with China Merchants Bank, pursuant to which, the bank will provide a RMB10 million ($1.6 million) revolving notes payable credit line to us from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million. Our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. For the year ended June 30, 2013, non-cash charge offs amounted to $12.2 million which includes $9.6 million depreciation and amortization expense, $2.2 million provision for doubtful accounts and $0.4 million deferred tax provision.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of V Media Corp., its subsidiary,  Fortune-Rich and its wholly-owned subsidiary Dalian Guo-Heng, as well as Dalian Guo-Heng’s variable interest entity,  V-Media Group. The non-controlling interests represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

As of June 30, 2013, the Company had restricted cash of $3.3 million. $2.6 million of the restricted cash was associated with its notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 10). The Company also has a letter of credit from the Bank of China in the amount of $6.96 million and was required to deposit $0.7 million of restricted cash in the bank.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying receivable has remained outstanding. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The allowance for doubtful accounts totaled $1,824,593 and $488,723 as of June 30, 2013 and 2012, respectively. Accounts are written off only after exhaustive collection efforts.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. Historically, the Company has not experienced any losses as a result of these advances.

The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying advance has remained outstanding. The allowance is adjusted to the amount computed as a result of the aging method. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $98,797 and $0 as of June 30, 2013 and 2012, respectively. Accounts are written off only after exhaustive collection efforts.

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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the years ended June 30, 2013 and 2012.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

			June 30, 2013	June 30, 2012
a	)	Dalian Qianbaihe Cloth Accessories Co.	$236,614	$103,884
b	)	Feiyue International Trade	-	214,064
c	)	Dalian Tianjun Trade Co.	767,417	1,259,200
d	)	Rongfu Auto Parts Co.	-	31,232
e	)	Dalian Digital Media Co.	36,693	40,731
f	)	Beijing Cross-Strait Publishing Exchange Center	48,882	47,220
g	)	Dalian Culture and Broadcasting Corp	136,870	-
h	)	Dalian Bomeishiji Media Corp	146,040	-
i	)	Shenzhen Lianchuang Jianhe Corp	545,583	-
j	)	Bainianchahui Corp.	232,082	-
k	)	Dalian Tongxing iron and steel Co., Ltd.	218,422	-
l	)	Dalian Yongshun Material Corp.	133,807	-
m	)	Others	757,142	403,162
		Total loans receivable	$3,259,552	$2,099,493
		Bad debt allowance	(833,700)	-
		Net loans receivable	$2,425,882	$2,099,493

a) The Company made a non-interest bearing loan to Dalian Qianbaihe Cloth Accessories Co. for $0.24 million due on demand. The loan is expected to be paid by December 31, 2013.

b) The Company made a non-interest loan of $0.21 million to Feiyue International Trade Co. as of June 30, 2012. The loan was repaid in July 2012. The Company made a non-interest loan of $0.03 million to Feiyue International Trade Co. in September 2012 and another loan of $0.23 million in 2013. These loans are repaid as of June, 30 2013.

c) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.8 million (RMB 5 million) for one year from June 10, 2012 to June 9, 2013 at a fixed interest rate of 10% per year which has been repaid by June 30, 2013. (2) One-year term loan from December 29, 2011 to December 28, 2012 in the amount of $0.49 million (RMB 3 million) at a fixed interest rate of 10% per annum which has been repaid by June 30, 2013. (3) $0.24 million (RMB 1.5 million) for one year from December 31, 2012 to December 30, 2013. (4) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3 million). (5) In December 2012, the Company made a non-interest loan of $0.03 million (RMB0.21million) to Dalian Tianjun Trade Co. The loan was repaid by July 31, 2013.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d) The Company made a non-interest bearing loan of $0.03 million to Rongfu Auto Parts Co. on January 15, 2012 which was repaid in January 2013.

e) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. Dalian Digital Media Co. repaid part of the loan during fiscal year 2013, with the remaining balance of $0.04 million.

f) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011 which was due on November 19, 2012 with no interest. The loan was extended for another year.

g) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012, which is due on demand with no interest.

h) The Company loaned $0.15 million to Dalian Bomeishiji Media Corp in December 2012, which is due on demand with no interest.

i) The Company loaned $0.55 million to Shenzhen lianchuang jianhe Corp in 2013 which is due on demand with no interest.

j) The Company loaned $0.23 million to Bainianchahui Corp. in 2013 which is due on demand with no interest. Bainianchahui Corp. repaid $0.16 million as of July 31, 2013.

k) The Company loaned $0.22 million to Dalian Tongxing iron and steel Co., Ltd.  in 2013 which is due on demand with no interest.

l) The Company loaned $0.13 million to Dalian Yongshun Material Corp. which is due on demand with no interest.

m) The Company had various loans of $0.76 million to other third parties as of June 30, 2013, which are due on demand and bear no interest.

NOTE 4 - MAJOR SUPPLIERS

During the year ended June 30, 2013, two major suppliers provided approximately 52% of the Company’s purchase of raw materials, with each supplier accounting for 36% and 16%. During the year ended June 30, 2012, three major suppliers provided approximately 76% of the Company’s purchase of raw materials, with each supplier accounting for 27%, 26% and 23%.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	June 30, 2013	June 30,2012
Advertising equipment	$30,614,086	$26,034,266
Office equipment and furniture	840,724	667,417
Office building and Improvement	118,195	438,097
Transportation	1,652,585	1,498,252
Subtotal	33,225,590	28,638,032
Less: Accumulated depreciation	(11,323,309)	(8,536,303)
Construction in progress	1,747,569	3,103,112
Total	$23,649,850	$23,204,841

Depreciation expense totaled $2,496,649 and $2,274,967 for the years ended June 30, 2013 and 2012, respectively. Approximately $20.8 million of advertising equipment was pledged as collateral against short term loans as of June 30, 2013.

The Company sold a real estate property with a net book value of $0.30 million in 2013 for gross proceeds of $0.21 million.

Construction in progress mainly consists of billboards and other outdoor advertising platforms that are still under construction and have not been put in use.

NOTE 6 – SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans.  Since it has been the Company’s policy to either roll-over a substantial amount of their existing loans or repay them and subsequently enter into a new loan with the same lender, security deposits have been recorded as long-term assets. (See note 8)

NOTE 7 - BILLBOARDS USE RIGHT

The Company makes advance payments for the right to construct advertising equipment and post advertisements in various locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leased a billboard use right at Times Square in New York under a non-cancellable twelve-moth operating lease commencing March 1, 2012 and signed a new extension agreement to extend the lease through August 31, 2014. Quarterly lease payment was $840,000 before September 1, 2013 and increases to $870,000 afterward. The Company amortizes the expense on a straight-line basis over the term of the lease.

In January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slots of its leased Time Square Billboard for one year term effective January 1, 2013.  There are currently additional time slots available for lease. Due to its inability to fully lease its billboard, the unexpired portion of its lease payments (2 months) recorded in prepaid expense were written off as of June 30, 2013. Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $3.8 million and $1.1 million for the years ended June 30, 2013 and 2012, respectively.

Amortization of billboard use rights for the years ended June 30, 2013 and 2012 was $7,191,683 and $2,586,578, respectively.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected amortization expense as of June 30, 2013 attributed to future years is as follows:

12 months ending June 30,
2014	$1,255,264
2015	538,244
2016	316,358
2017	279,548
2018	248,291
Thereafter	644,023
$3,281,728

 The following is a schedule by year for future minimum payments under the billboard use right agreements at June 30, 2013:

12 months ending June 30,
2014	$4,357,504
2015	591,943
2016	200,078
2017	207,206
$5,356,731

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	June 30, 2013	June 30, 2012
a) Loans payable to Shanghai Pudong Development Bank	$-	$2,518,400
b) Loan payable to Dalian Bank Xigang Branch	3,258,815	1,574,000
c) Loan payable to Industrial and Commercial Bank of China	293,293	283,320
d) Loan payable to Jinzhou Bank	1,629,408	-
e) Loans payable to Jilin Bank	-	2,833,200
f) Loan payable to Dalian Bank Shenyang Branch	651,763	944,400
g) Loan payable to Dalian Bank Shanghai Branch	472,528	472,200
h) Loan payable to Yinkou Bank	1,629,408	944,000
i) Loan payable to China Merchant bank	814,704	944,000
j) Guangdong Development Bank	2,444,111	-
k) Loan payable to various unrelated parties	1,384,996	520,994
Total short term loans	$12,579,026	$11,035,314

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
Loan payable to Shanghai Pudong Development bank consisted of two loans. One was a one-year term loan from November 22, 2011 to November 21, 2012 for RMB 6,000,000 ($944,400). The loan has been repaid in September, 2012. The second loan was a one-year term loan from June 18, 2012 to June 14, 2013 in the amount of RMB 10,000,000 (approximately $1.57 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.2% per year. This loan was repaid in June 2013.

b)
Loan payable to Dalian Bank Xigang Branch consists of two loans; A one-year term loan from March 27, 2012 to March 26, 2013 with the amount of RMB 10,000,000 ($1.57 million). The loan was repaid in March 2013. Another loan is in the amount of RMB 20,000,000 ($3.26 million) for a one-year term from December 20, 2012 to December 19, 2013 with a fixed interest rate of 8.4% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its trademark for this loan.

c)
Loan payable to Industrial and Commercial Bank of China was for a one-year term due on August 21, 2012, repaid on the due date. The Company obtained a new loan for the same amount from September 20, 2012 to September 12, 2013 at a variable interest rate based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 7.2% per year. The Company pledged a real estate property owned by the Company’s major Stockholder. This loan was repaid on September 11, 2013.

d)
 The Company obtained a loan in the amount of RMB 10,000,000 ($1.63 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a carrying value of RMB31 million (approximately $5.1 million).

e)
Loan payable to Jilin Bank consists of two loans; A one-year term loan from June 19, 2012 to May 9, 2013 in the amount of RMB 3,000,000 (approximately $0.49 million) at interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The other loan is a one-year term loan from May 10, 2012 to May 9, 2013 in the amount of RMB 15,000,000 (approximately $2.44 million) at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.528% per year. The two loans have been guaranteed by an unrelated company, Dalian Enterprise Credit Guaranty Co., Ltd. The Company also pledged part of its advertising equipment with an approximate value of RMB 43 million (approximately $7.07 million). The Company repaid the two loans on their due date.

f)
Loan payable to Dalian Bank Shenyang Branch is in the amount of RMB 6,000,000  ($944,400) for one-year term from June 6, 2012 to June 5, 2013 at an interest rate varying based on the interest rate set by the People’s Bank of China.  During the periods presented, the effective rate was 8.856% per year. The loan was repaid on the due date. The Company obtained a new loan in the amount of RMB 4,000,000 ($0.65 million) for a new term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g)
Loan payable to Dalian Bank Shanghai Branch was an eleven-month term loan from December 29, 2011 to November 28, 2012, which was repaid in November, 2012. The Company obtained a new loan in the amount of RMB 2,900,000 for a new term of November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. This loan has been guaranteed by V-Media.

h)
Loan payable to Yingkou bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB6, 000,000 ($0.94 million) a one-year term loan with interest at 8.203% set by the People’s Bank of China from June 29, 2012 to June 28, 2013. The loan was repaid in June 2013. The Company obtained a new one-year term loan in the amount of RMB5,000,000 ($0.81 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Liaoning Baijia Financing Assurance Co., Ltd.

i)
Loan payable to China Merchant bank is a one-year term loan in amount of RMB6,000,000 ($0.94 million) from May 24, 2012 to May 24, 2013 at a fixed interest rate of 8.528% per year. The loan was repaid in May 2013. The Company obtained a new one-year term loan in the amount of RMB 5,000,000 ($0.81 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year. The Company pledged part of its advertising equipment with an approximate carrying value of RMB 12.1 million (approximately $1.97 million).

j)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders  Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD.

k)	The Company had $1.38 million and $0.52 million loans from outside unrelated parities as of June 30, 2013 and 2012, respectively, which were due on demand and bear no interest.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

	June 30, 2013	June 30, 2012

ORIX Leasing	$389,876	$953,430
Less: current portion	(389,876)	(590,370)
Long term loan- noncurrent portion	$--	$363,060

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.67 million (RMB 4.1 million) and $0.57 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.87 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At June 30, 2013, the monthly payments under the agreement for Shenyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of June 30, 2013, the Company has bank acceptance notes payable in the amount of $5,214,104. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of June 30, 2013, $2.6 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax refund of $430,681 and $718,984 from the local government as subsidy income for the years ended June 30, 2013 and 2012, respectively. For “Vastitute Media” being recognized as one of China’s well-known trademark brands, the Company also received an award of $80,049 from the municipal government for the year ended June 30, 2013. Other miscellaneous subsidy income totaled $209,660 for the year ended June 30, 2013.

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	June 30, 2013	June 30, 2012
Wang, Caiqin	$146,157	$118,050
Ma, Ming	93,577	412,242
Wang, Guojun	122,369	64,482
Total	$362,103	$594,774

The above stockholders periodically provide funds for the Company’s operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 13 - WARRANTS

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

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option-pricing using level 2 inputs for measuring fair value. The fair value of the warrants to the director was $18,988 at the grant date. On September 24, 2012, Stephen Monticelli submitted his resignation from his position as an independent director of V Media Corporation. The unvested portion of his granted warrants were forfeited thereafter.

The following is a summary of warrant activities for the year ended June 30, 2013:

	Warrants	Weighted Average	Average Remaining	Average Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, June 30, 2012	3,348,760	$0.96	1.45	-
Granted	-	-	-	-
Forfeited	33,334	$1.8	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2013	3,315,426	$0.95	0.41	-
Exercisable, June 30, 2013	3,315,426	$0.95	0.41	-

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the years ended June 30,
	2013	2012
Current tax provision
Federal	$-	$-
State	-	-
Foreign	458,845	492,080
	458,845	492,080
Deferred tax provision (benefit), net of valuation allowance
Federal	-	-
State	-	-
Foreign	416,220	(265,273)
	416,220	(265,273)
Income tax provision	$875,065	$226,807

The following table reconciles the US statutory rates to the Company’s effective rate for the years ended June 30, 2013 and 2012.

For the years ended June 30	2013	2012
US statutory income tax rate	35.00%	35.00%
Income not taxed in US	-35.00%	-35.00%
China Income tax statutory rate	25.00%	25.00%
Effect of deferred tax assets valuation allowance – Holding Company	-16.00%	-
Effect of deferred tax assets valuation allowance – PRC entities	-21.00%	-
Provision for doubtful accounts not allowed	-5.00%	0.3%
Other non-deductible item	-1.00%	0.3%
Other	-	13.4%
Effective rate	-18%	38.7%

Other is the net income that could not be offset by losses incurred by other subsidiaries in 2012.

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes for the year ended June 30, 2012. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2033 of approximately $3,162,886 and $182,321 as of June 30, 2013 and June 30, 2012, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,075,381 and $61,989 as of June 30, 2013 and June 30, 2012, respectively.  The valuation allowance increased $1,013,392 and $8,434 during the years ended June 30, 2013 and 2012, respectively.

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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $4,081,411 and $1,587,852 as of June 30, 2013 and June 30, 2012, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2013, management concluded the realization of PRC deferred tax assets is uncertain.  The increase in the deferred tax assets totaled $623,392 for the year ended June 30, 2013. Accordingly, a full valuation allowance has been provided against the deferred tax assets as of June 30, 2013. The valuation allowance as of June 30, 2013 and 2012 was $1.02 million and $0, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Total business tax expenses were $1,516,051 and $831,869 for the years ended June 30, 2013 and 2012, respectively.

c) Taxes payable consisted of the following:

	June 30,	June 30,
	2013	2012
Business tax payable	$63,405	$216,869
Corporate income tax payable	222,525	(1,108)
VAT payable	150,791	-
Other	212,697	291,384
Total taxes payable	$649,418	$507,145

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the year ended June 30, 2013. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2009.
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

V-MEDIA CORPORATION AND SUBSIDIARIES
(FORMERLY CHINA NEW MEDIA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EARNINGS PER SHARE

As of June 30, 2013, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

The Company’s outstanding warrants to acquire 3,315,426 shares of common stock were not included in the diluted weighted average shares calculation because they are anti-dilutive.

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

	For the year ended June 30, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$16,590,164	$1,100,599	$2,416,329	$440,331	$825,793	$450,000	$21,823,216
Cost of Revenue	(11,259,234)	(1,124,663)	(1,483,807)	(151,535)	(955,218)	(3,272,854)	(18,247,311)
Gross Profit	$5,330,930	$(24,064)	$932,522	$288,796	$(129,425)	$(2,822,854)	$3,575,905

	For the year ended June 30, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$14,129,508	$1,239,466	$2,124,900	$422,556	$554,255	$-	$18,470,685
Cost of Revenue	(7,803,932)	(792,639)	(1,070,574)	(260,749)	(822,504)	-	(10,750,398)
Gross Profit	$6,325,576	$446,827	$1,054,326	$161,807	$(268,249)	$-	$7,720,287