Form 10-Q
period 2013-09-30
V Media Corp
filed 2013-11-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

    As of November 14, 2013, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.1372 for June 30, 2013, and $1 = RMB 6.1211 for September 30, 2013, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.3524 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2012, and $1= RMB6.1266 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2013; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	September 30	June 30
	2013	2013

ASSETS

Current assets
Cash and cash equivalents	$1,334,713	$2,148,321
Restricted cash	3,248,733	3,322,299
Accounts receivable, net	4,612,226	4,007,205
Advance to suppliers, net	1,161,730	403,444
Loans receivable, net	2,304,396	2,425,882
Other current assets	520,695	397,110
Total current assets	13,182,493	12,704,261

Property, equipment and construction in progress, net	23,062,404	23,649,850

Other assets
Billboard use rights, net	3,657,490	3,281,728
Security deposits	2,296,171	2,297,952
Total other assets	5,953,661	5,579,680

Total Assets	$42,198,558	$41,933,791

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$13,184,000	$12,579,026
Current portion of long term loans	217,185	389,876
Accounts payable	2,799,830	3,194,604
Bank acceptance notes payable	5,227,856	5,214,104
Other payables	2,432,227	2,372,044
Deferred revenues	2,422,255	2,392,681
Taxes payable	800,283	649,418
Due to related parties	325,289	362,103
Total current liabilities	27,408,925	27,153,856

Total Liabilities	27,408,925	27,153,856

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,151,372	1,122,624
Retained earnings	4,584,189	4,714,077
Total V Media Corp. equity	12,559,240	12,660,380
Noncontrolling interest	2,230,393	2,119,555
Total equity	14,789,633	14,779,935

Total Liabilities and Equity	$42,198,558	$41,933,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS)

	For the three months ended September 30,
	2013	2012

Revenues	$5,651,591	$5,480,963

Cost of revenue	(4,204,723)	(4,645,696)

Gross profit	1,446,868	835,267

Selling, general and administrative expenses	(1,274,850)	(1,834,803)

Income (loss) from operations	172,018	(999,536)

Other income (expenses):
Interest income	21,689	718
Interest expense	(254,148)	(281,353)
Subsidy income	151,051	41,224
Other expenses	(26,677)	(18,008)

Total other expense	(108,085)	(257,419)

Income (loss) before income taxes	63,933	(1,256,955)

Income tax provision (benefit)
Current	88,669	180,058
Deferred	-	(261,185)
Total income tax provision (benefit)	88,669	(81,127)

Net loss	(24,736)	(1,175,828)

Less: net income attribute to the noncontrolling interest	105,152	228,861

Net loss attributable to V Media Corp.	$(129,888)	$(1,404,689)

Net loss	$(24,736)	$(1,175,828)

Other comprehensive income
Foreign currency translation adjustments	34,434	143,695

Comprehensive income (loss)	9,698	(1,032,133)

Less: comprehensive income attributed to the noncontrolling interest	110,838	245,921

Comprehensive loss attributable to V Media Corp.	$(101,140)	$(1,278,054)

Loss per share
Basic and diluted	$(0.00)	$(0.05)
Weighted average number of common shares
Basic and diluted	27,550,701	27,550,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 (FORMERLY CHINA NEW MEDIA CORPORATION)
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the three months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,736)	$(1,175,828)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	757,312	642,178
Amortization	1,658,440	1,298,428
Loss from equity investment	-	6,575
Provision for doubtful accounts-Accounts receivable	125,992	111,578
Deferred tax provision (benefit)	-	(241,554)
Changes in operating assets and liabilities
Accounts receivable	(719,940)	(652,603)
Advance to suppliers	(756,530)	(357,326)
Other current assets	(122,426)	(1,047,536)
Security deposit	7,835	(25,660)
Accounts payable	(294,557)	(359,011)
Other payables	(61,626)	463,552
Deferred revenues	23,304	894,127
Taxes payable	149,016	(44,044)

Net cash provided by (used in) operating activities	742,084	(487,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party, net	127,768	(443,998)
Acquisition of billboard use rights	(2,025,607)	(501,412)
Purchase of property and equipment	(108,083)	(570,321)

Net cash used in investing activities	(2,005,922)	(1,515,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash, net	82,253	(2,949,001)
Net proceeds from capital contributions	-	45,652
Proceeds from (repayment of) short-term bank loans	1,958,657	1,416,784
Net proceeds from bank acceptance notes payable	-	3,822,167
Proceeds from (repayment of) related party loans	(37,950)	(322,004)
Proceeds from (repayment of) third party loans	(1,387,382)	(521,061)
Proceeds from (repayment) of long-term loans	(173,560)	(143,961)

Net cash provided by financing activities	442,018	1,348,576

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	8,212	8,014

NET DECREASE IN CASH AND CASH EQUIVALENTS	(813,608)	(646,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,148,321	1,526,604

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,334,713	$880,339

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$24,535	$57,369
Interest paid	$232,771	$262,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

V Media Corp., (“the Company”), originally known as Golden Key International Inc., and then China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

Effective July 17, 2012, the Company changed its name from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. The Company, along with its subsidiaries and VIEs, is engaged in the sale, construction and operations of outdoor advertising displays and other alternative media business. The Company is headquartered in Dalian, the commercial center of Northeastern China and has subsidiaries in Beijing, Shanghai and Tianjin.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 27, 2013. Operating results for the three months ended September 30, 2013 may not be necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and VIEs.  All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from our operation and loans from commercial banks and capital leases.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. Management is actively enforcing cost-saving measures which lead to decrease of cost and expenses in current quarter. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank will provide us with a RMB 22 million ($3.6 million) revolving note payable credit line from July 25, 2012 to July 25, 2020. In May 2013, we signed another agreement with China Merchants Bank, pursuant to which, the bank will provide a RMB10 million ($1.6 million) revolving notes payable credit line to us from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million. Our major Shareholder, Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. For the three months ended September 30, 2013, cash provided by operating activities is $742,084.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months. Since a majority of the bank accounts are located in PRC, those bank balances are uninsured.

Restricted Cash

As of September 30, 2013, the Company had restricted cash of $3.2 million. $2.7 million of the restricted cash was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 10). The Company also has a letter of credit from the Bank of China in the amount of $3.48 million and was required to deposit $0.5 million of restricted cash in the bank.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The allowance for doubtful accounts totaled $1,955,512 and $1,824,593 as of September 30 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. Historically, the Company has not experienced any losses as a result of these advances. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $99,058 and $98,797 as of September 30 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured. Payments received in advance of services provided are recorded as deferred revenues.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

		September 30, 2013	June 30, 2013
a)	Dalian Qianbaihe Cloth Accessories Co.	$237,238	$236,614
b)	Dalian Tianjun Trade Co.	769,441	767,417
c)	Dalian Digital Media Co.	36,790	36,693
d)	Beijing Cross-Strait Publishing Exchange Center	49,011	48,882
e)	Dalian Culture and Broadcasting Corp	137,231	136,870
f)	Dalian Bomeishiji Media Corp	146,425	146,040
g)	Shenzhen Lianchuang Jianhe Corp	612,370	545,583
h)	Bainianchahui Corp.	85,404	232,082
i)	Dalian Tongxing Iron and Steel Co., Ltd.	218,998	218,422
j)	Dalian Yongshun Material Corp.	134,160	133,807
k)	Others	713,196	757,142
	Total loans receivable	$3,140,264	$3,259,552
	Doubtful accounts allowance	(835,868)	(833,700)
	Net loans receivable	$2,304,396	$2,425,882

a) The Company made a non-interest bearing loan to Dalian Qianbaihe Cloth Accessories Co. for $0.24 million due on demand.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.25 million (RMB 1.5 million) for one year from December 31, 2012 to December 30, 2013. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3 million). The loan has been extended to November 30, 2013. (3) In Aug 2013, the Company made a non-interest bearing loan of $0.03 million (RMB0.21 million) to Dalian Tianjun Trade Co. This loan is due on demand.

c) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. Dalian Digital Media Co. repaid part of the loan as of September 30, 2013, with the remaining balance of $0.04 million. The loan is expected to be paid by June 30, 2014.

d) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011 which was due on November 19, 2012 with no interest. The loan was extended for another year.

e) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012, which is due on demand with no interest.

f) The Company loaned $0.15 million to Dalian Bomeishiji Media Corp in December 2012, which is due on demand with no interest.

g) The Company loaned $0.61 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on demand with no interest.

h) The Company loaned $0.23 million to Bainianchahui Corp. in 2013 which is due on demand with no interest. Bainianchahui Corp. repaid $0.15 million as of September 30, 2013, with the remaining balance of $0.08 million.

i) The Company loaned $0.22 million to Dalian Tongxing iron and steel Co., Ltd.  in 2013 which is due on demand with no interest.

j) The Company loaned $0.13 million to Dalian Yongshun Material Corp. which is due on demand with no interest.

k) The Company had various loans of $0.76 million to other third parties as of June 30, 2013, which are due on demand and bear no interest. Various other third parties repaid part of these loans as of September 30, 2013, with the remaining balance of $0.71 million.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MAJOR SUPPLIERS

During the three months ended September 30, 2013, two major suppliers provided approximately 68% of the Company’s purchase of raw materials, with each supplier accounting for 55% and 13%. During the three months ended September 30, 2012, three major suppliers provided approximately 68% of the Company’s purchase of raw materials, with each supplier accounting for 30%, 26% and 12%.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	September 30, 2013	June 30, 2013
Advertising equipment	$30,846,527	$30,614,086
Office equipment and furniture	820,365	840,724
Office building and Improvement	118,506	118,195
Transportation	1,617,845	1,652,585
Subtotal	33,403,243	33,225,590
Less: Accumulated depreciation	(12,147,176)	(11,323,309)
Construction in progress	1,806,337	1,747,569
Total	$23,062,404	$23,649,850

Depreciation expense totaled $757,312 and $642,178 for the three months ended September 30, 2013 and 2012, respectively. Approximately $13.13 million of advertising equipment was pledged as collateral against short term loans as of September 30, 2013.

Construction in progress mainly consists of billboards and other outdoor advertising platforms that are still under construction and have not been put in use.

NOTE 6 – SECURITY DEPOSITS

Security deposits are mainly comprised of deposits made to third parties to guarantee the Company’s outstanding loans.  Since it has been the Company’s policy to either roll-over a substantial amount of their existing loans or repay them and subsequently enter into a new loan with the same lender, security deposits have been recorded as long-term assets. (See note 8)

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BILLBOARDS USE RIGHT

The Company makes payments for the right to construct advertising equipment and post advertisements in various locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use right and amortized on a straight-line basis over the contract terms.

The Company leased a billboard use right at Times Square in New York under a non-cancellable twelve-month operating lease commencing March 1, 2012 and signed a new extension agreement to extend the lease through August 31, 2014, requiring a quarterly lease payment of $840,000 before September 1, 2013 and increasing to $870,000 afterward. The Company amortizes the expense on a straight-line basis over the term of the lease.

In January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slots of its leased Time Square Billboard for one year term effective January 1, 2013.  There are currently additional time slots available for lease. Due to its inability to fully lease its billboard, the unexpired portion of its lease payments (2 months) recorded in prepaid expense was expensed as of September 30, 2013. Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $0.87 million and $0.84 million for the three months ended September 30, 2013 and 2012, respectively.

Amortization of billboard use rights for the three months ended September 30, 2013 and 2012 was $1,658,440 and $1,298,428, respectively.

The projected amortization expense as of September 30, 2013 attributed to future years is as follows:

12 months ending September 30,
2014	$1,368,746
2015	795,385
2016	611,073
2017	332,128
2018	250,852
Thereafter	299,306
$3,657,490

 The following is a schedule by year for future minimum payments under the billboard use right agreements at September 30, 2013:

12 months ending September 30,
2014	$4,651,938
2015	438,541
2016	306,115
2017	250,774
$5,647,368

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	September 30, 2013	June 30, 2013
a) Loans payable to Shanghai Pudong Development Bank	$1,633,705	$-

b) Loan payable to Dalian Bank Xigang Branch	3,267,410	3,258,815

c) Loan payable to Industrial and Commercial Bank of China	294,067	293,293

d) Loan payable to Jinzhou Bank	1,633,705	1,629,408

e) Loan payable to Dalian Bank Shenyang Branch	980,223	651,763

f) Loan payable to Dalian Bank Shanghai Branch	473,774	472,528

g) Loan payable to Yingkou Bank	1,633,705	1,629,408

h) Loan payable to China Merchant bank	816,853	814,704

i) Guangdong Development Bank	2,450,558	2,444,111

j) Loans payable to various unrelated parties	-	1,384,996

Total short term loans	$13,184,000	$12,579,026

a)
Loan payable to Shanghai Pudong Development bank is a one-year term loan from July 3, 2013 to June 17, 2014 for RMB 10,000,000 ($1.63 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.2% per year.  This loan has been guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Joint Venture Guarantee group Co., LTD, an independent third party guarantee company. The Company pays 1.5% of the loan balance as guarantee fee to the third party.

b)
Loan payable to Dalian Bank Xigang Branch is in the amount of RMB 20,000,000 ($3.27 million) for a one-year term from December 20, 2012 to December 19, 2013 with a fixed interest rate of 8.4% per year. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its trademark for this loan.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

c)
  Loan payable to Industrial and Commercial Bank of China was for a one-year term from September 20, 2012 to September 12, 2013, and was repaid on the due date. The Company obtained a new loan for the same amount from September 29, 2013 to August 28, 2014 at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.2% per year. The Company pledged a real estate property owned by the Company’s major stockholder.

d)
 The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.63 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.1 million).

e)
The Company signed a loan agreement with Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($980,223) for a term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media. The Company drew down RMB 4,000,000 ($651,763) as of June 30, 2013 and drew down another RMB 2,000,000 ($326,741) in current quarter.

f)
Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 ($473,774) for a term from November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. This loan has been guaranteed by V-Media.

g)
Loan payable to Yingkou bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.82 million) from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB5, 000,000 ($0.82 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Liaoning Baijia Financing Assurance Co., Ltd.

h)
Loan payable to China Merchant bank is a one-year term loan in amount of  RMB 5,000,000 ($0.82 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year. The Company pledged part of its advertising equipment with an approximate carrying value of RMB 12.1 million (approximately $1.98 million).

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

i)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD.

j)	The Company had $1.38 million of loans from outside unrelated parities as of June 30, 2013, which were repaid during the quarter ended September 30, 2013.

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

	September 30, 2013	June 30, 2013

ORIX Leasing	$217,185	$389,876
Less: current portion	(217,185)	(389,876)
Long term loan- noncurrent portion	$-	$-

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.67 million (RMB 4.1 million) and $0.57 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.87 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At September 30, 2013, the monthly payments under the agreement for Shenyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of September 30, 2013, the Company has bank acceptance notes payable in the amount of $5,227,856. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of September 30, 2013, $2.7 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax subsidy of $151,051 and $41,224 from the local government for the three months ended September 30, 2013 and 2012, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	September 30, 2013	June 30, 2013
Wang, Caiqin	$144,935	$146,157
Ma, Ming	60,388	93,577
Wang, Guojun	119,966	122,369
Total	$325,289	$362,103

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The warrants, which were assumed by the Company upon the Merger, expire in four years from November 23, 2009. The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital.

The following is a summary of warrant activities for the three months ended September 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2012	3,315,426	$0.95	0.41	-
Granted	-	-	-	-
Forfeited	-	$-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2013	3,315,426	$0.95	0.41	-
Exercisable, September 30, 2013	3,315,426	$0.95	0.41	-

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the three months ended September 30,
	2013	2012
Current tax provision
Federal	$-	$-
State	-	-
Foreign	88,669	180,058
	88,669	180,058
Deferred tax provision (benefit), net of valuation allowance
Federal	-	-
State	-	-
Foreign	-	(261,185)
	-	(261,185)
Income tax provision (benefit)	$88,669	$(81,127)

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings are summarized below:

	2013	2012
Gain entities	$1,422,769	$651,367
Loss entities	(1,358,836)	(1,908,322)
Total income before taxes	$63,933	$(1,256,955)

Current tax expense represents the tax effect calculated on the gain entities noted above at a statutory rate of 25%. Losses totaling $1,358,836 are attributed to entities operating in tax jurisdictions separate from those entities reporting profits and cannot be used to offset any gains. Tax benefits attributed to the loss entities were fully reserved.

Tax calculation:	2013	2012
Gain	$1,422,769	$651,367
NOL applied*	(1,068,093)	-
Non-deductible items	-	68,865
Tax base	354,676	720,232
Statutory rate	25%	25%
Income tax expense-current	88,669	180,058
Income tax benefit-deferred**	-	(261,185)
Total income tax expense	$-	$(81,127)

*Net operating losses were reported by the gain entities in prior years.
** Partial tax benefit attributed to the loss entities were reserved in 2012.

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through September 30, 2013. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2033 of approximately $3,832,209 and $3,162,886 as of September 30, 2013 and June 30, 2013, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,302,951 and $1,075,381 as of September 30, 2013 and June 30, 2013, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,584,257 and $4,081,411 as of September 30, 2013 and June 30, 2013, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the three months ended September 30, 2013, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to 0.9 million and 1 million as of September 30, 2013 and June 30, 2013. The valuation allowance as of September 30, 2013 and June 30, 2013 was $0.9 million and $1 million, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Total business tax expenses were $423,335 and $397,180 for the three months ended September 30, 2013 and 2012, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

c) Taxes payable consisted of the following:

	September 30,	June 30,
	2013	2013
Business tax payable	$16,591	$63,405
Corporate income tax payable	287,304	222,525
VAT payable	291,723	150,791
Other	204,665	212,697
Total taxes payable	$800,283	$649,418

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the three months ended September 30, 2013. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2009.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 15 – EARNINGS PER SHARE

As of September 30, 2013, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

The Company’s outstanding warrants to acquire 3,315,426 shares of common stock were not included in the diluted weighted average shares calculation because they are anti-dilutive.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended September 30, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$4,395,343	$153,123	$85,311	$43,315	$49,499	$225,000	$5,651,591
Cost of Revenue	(2,593,121)	(236,873)	(330,422)	(29,027)	(131,257)	(884,023)	(4,204,723)
Gross Profit	$1,802,222	$(83,750)	$454,889	$14,288	$(81,758)	$(659,023)	$1,446,868

	For the three months ended September 30, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$4,315,530	$124,624	$708,392	$121,502	$210,915	$-	$5,480,963
Cost of Revenue	(2,820,495)	(242,737)	(286,532)	(47,028)	(396,205)	(852,699)	(4,645,696)
Gross Profit	$1,495,035	$(118,113)	$421,860	$74,474	$(185,290)	$(852,699)	$835,267

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of September 30, 2013, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of September 30, 2013, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States for twelve months. We successfully extended the lease through August 31, 2014.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended September 30, 2013 Compared to the Three-Month Period Ended September 30, 2012

Revenue

The following table shows the revenues of the Company on a consolidated basis:

REVENUES	Three Months Ended September 30,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$2,027,839	$2,134,300	$(106,461)	(5.0)%
City Transit system Display network	935,855	1,078,962	(143,107)	(13.3)%
Outdoor Billboards	1,359,305	861,964	497,341	57.7%
City Navigator	52,559	105,472	(52,913)	(50.2)%
Other service income(a)	19,785	134,832	(115,047)	(85.3)%
Subtotal for Dalian District	$4,395,343	$4,315,530	$79,813	1.8%

Shenyang District
Street Fixture and Display network	$9,162	$46,596	$(37,434)	(80.3)%
Outdoor Billboards	143,961	78,028	65,933	84.5%
Subtotal for Shenyang District	$153,123	$124,624	$28,499	22.9%

Beijing District
Outdoor Billboards	$785,311	$708,392	$76,919	10.9%
Subtotal for Beijing District	$785,311	$708,392	$76,919	10.9%

Tianjin District
Outdoor Billboards	$43,315	$121,502	$(78,187)	(64.4)%
Subtotal for Tianjin District	$43,315	$121,502	$(78,187)	(64.4)%

Shanghai District
Outdoor Billboards	$49,499	$210,915	$(161,416)	(76.5)%
Subtotal for Shanghai District	$49,499	$210,915	$(161,416)	(76.5)%

US District
Outdoor Billboards	$225,000	$-	$225,000	100%
Subtotal for US District	$225,000	$-	$225,000	100%

Total Revenues	$5,651,591	$5,480,963	$170,628	3.1%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended September 30, 2013 were $5,651,591, an increase of $170,628 or 3.1%, from $5,480,963 for the three months ended September 30, 2012. The increase in revenue was primarily attributable to the revenue increase in Dalian, Shenyang, Beijing and US district, offset by revenue decrease in Tianjin and Shanghai district.

For three months ended September 30, 2013, sales in Dalian district, accounted for 77.8% of our total sales, increased by $79,813, or 1.8%, to $4,395,343 from $4,315,530 for the three months ended September 30, 2012. The increase was mainly due to the.Company’s market leadership position and the advertising market recovery in China.

Sales in Tianjin district decreased by 78,187, or 64.4%, to $43,315 from $121,502 for the three months ended September 30, 2012.Sales in Shanghai District decreased $161,416 or 76.5% to $49,499 from $210,915 for the three months ended September 30, 2013. Revenue decrease in Tianjin and Shanghai is due to more intense competition in those markets. Due to more billboards are constructed near Shanghai airport highway and Tianjin commercial area where our billboards are located, we are facing fierce competition and lost some contracts.

Sales in Shenyang district increased $28,499 or 22.9% to $153,123 from $124,624 for the three months ended September 30, 2013. With a new billboard near train station in Shenyang area, we expect more revenue this year comparing to last year.

Sales in Beijing district increased by $76,919, or 10.9%, to $785,311 from $708,392 for the three months ended September 30, 2013. Beijing subsidiary signed a new client, Wanning Baoan Real Estate Company, bringing RMB200,000 ($32,644) revenue each month.

Sales in the US increased $225,000 from none for the three months ended September 30, 2013, because in January 2013, the Company signed a contract valued at $900,000 with a customer to sublease certain advertising time slots of its leased Time Square Billboard for a one year term effective January 1, 2013.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2013 was $4,204,723, a decrease of $440,973 or 9.5%, from $4,645,696 for the same period ended September 30, 2012.  Decrease in cost of revenue is due to: (a) a reduction of rental cost of about $260,000 as the company increased its own bus shelters and outdoor billboards. (b) a reduction in production cost of about $150,000 relates to our effort to streamline ads production process and use more expertise production staff. (c) less advertising fee in current quarter since we used more of our own production work. We experienced higher labor cost due to hiring expertise ads production staff and higher material charge due to price increase, but the effect is offset by savings noted above.

COST OF REVENUES	Three Months Ended September 30,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$1,181,316	$1,315,053	$(133,737)	(10.2)%
City Transit system Display network	598,120	831,380	(233,260)	(28.1)%
Outdoor Billboards	771,240	530,019	241,221	45.5%
City Navigator	23,946	110,698	(86,752)	(78.4)%
Other service cost (b)	18,499	33,345	(14,846)	(44.5)%
Subtotal for Dalian District	$2,593,121	$2,820,495	$(227,374)	(8.1)%

Shenyang District
Street Fixture and Display network	$16,581	$92,030	$(75,449)	(82.0)%
Outdoor Billboards	220,292	150,707	69,585	46.2%
Subtotal for Shenyang District	$236,873	$242,737	$(5,864)	(2.4)%

Beijing District
Outdoor Billboards	$330,422	$286,532	$43,890	15.3%
Subtotal for Beijing District	$330,422	$286,532	$43,890	15.3%

Tianjin District
Outdoor Billboards	$29,027	$47,028	$(18,001)	(38.3)%
Subtotal for Tianjin District	$29,027	$47,028	$(18,001)	(38.3)%

Shanghai District
Outdoor Billboards	$131,257	$396,205	$(264,948)	(66.9)%
Subtotal for Shanghai District	$131,257	$396,205	$(264,948)	(66.9)%

United States
Outdoor Billboards	$884,023	$852,699	$31,324	3.7%
Subtotal for United States	$884,023	$852,699	$31,324	3.7%

Total Cost of Revenue	$4,204,723	$4,645,696	$(440,973)	(9.5)%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended September 30, 2013 increased by $611,601 or 73.2% to $1,446,868 from $835,267 for the same period in 2012. The increase in gross profit was due to the increased revenue and the decrease in cost of revenue during the three months ended September 30, 2013. Management is actively enforcing cost-saving measures which lead to decrease of cost and expenses in current quarter. With lower rental cost and production cost, we were able to improve gross margin. Our gross margin during the three months ended September 30, 2013 and 2012 were 25.6% and 15.2%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,274,850 during the three months ended September 30, 2013, a decrease of $559,953 or 30.5%, compared to $1,834,803 for the same period ended September 30, 2012.  The decrease in SG&A expenses is mainly due to the Company wrote off two-month prepaid rent on Time Square LED amounted to $560,000 in first quarter of 2012.

Other Expenses

For the three months ended September 30, 2013, we had total other expenses of $108,085, a decrease of $149,334 or 58%, compared with the other expenses of $257,419 during the same period of 2012.  The decrease in other expense was mainly due to the $109,827 increase in subsidy income during the period.

Total interest expense on the bank loans for the three months ended September 30, 2013 and 2012, amounted to $254,148 and $281,353, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $129,888 for the three months ended September 30, 2013, as compared with the net loss of $1,404,689 during the three months ended September 30, 2012, representing a decrease of 90.8%. The decrease in net loss was mainly attributed to our decrease in cost of revenue and selling, general and administrative expenses.

Comprehensive Loss Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $101,140 during the three months ended September 30, 2013, as compared with $1,278,054 during the three months ended September 30, 2012, a decrease of 92.1%.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. Management is actively enforcing cost-saving measures which lead to decrease of cost and expenses in current quarter. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides a RMB 22 million ($3.6 million) revolving notes payable credit line from July 25, 2012 to July 25, 2020.  In May 2013, we signed another agreement with China Merchants Bank, pursuant to which, the bank will provide a RMB10 million ($1.6 million) revolving notes payable credit line to us from May 27, 2013 to May 26, 2014.  We also have a line  of credit from Bank of China in the amount of $3.48 million.  Our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. For the three months ended September 30, 2013, cash provided by operating activities is $742, 084.

As of September 30, 2013, the Company’s cash and cash equivalents amounted to $1,334,713, a decrease of $813,608 from $2,148,321 as of June 30, 2013.

Cash Flow from Operating Activities

Net cash provided by operating activities was $742,084 for the three months ended September 30, 2013, an increase of $1,229,208 from the net cash used in operating activities of $487,124 for the three months ended September 30, 2012. The increase was mainly due to the recovering of the revenue is better than the same period of the last year, also due to a decrease in net loss of $1,151,092 and deferred tax benefit of $241,554, increase of depreciation and amortization of $475,146 and other current assets of $925,110, offset by decrease of advance to suppliers of $399,204, deferred revenue of $870,823 and other payable of $525,178.

Cash Used in Investing Activities

Net cash used in investing activities in the three months ended September 30, 2013 was $2,005,922 as compared to net cash used in investing activities of $1,515,731 for the three months ended September 30, 2012.  Cash used in investing activities in current period was for acquisitions of new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the three months ended September 30, 2013, net cash provided by financing activities was $442,018 as a result of i) net repayment of third party loans was $1.4 million; ii) Net proceeds from short-term bank loans was approximately $2.0 million, iii) net repayment of long-term loans of $173,560. Net cash provided by financing activities was $1,348,576 for the three months ended September 30, 2012, primarily due to proceeds from short-term bank loans of $1,416,784 and acceptance notes payable of $3,822,167 and partially offset by a $2,949,001 repayment of restricted cash.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2013 which was filed with the Securities and Exchange Commission on September 27, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, we have

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

Date:  November 14, 2013

V MEDIA CORPORATION

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