Form 10-Q
period 2013-12-31
V Media Corp
filed 2014-02-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.1372 for June 30, 2013, and $1 = RMB 6.0540 for December 31, 2013, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.3009 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2012, and $1= RMB6.1087 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2013; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

 V MEDIA CORP. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (IN US DOLLARS)

	As of December 31	As of June 30
	2013	2013

ASSETS

Current assets
Cash and cash equivalents	$1,418,426	$2,148,321
Restricted cash	3,103,035	3,322,299
Accounts receivable, net	4,866,938	4,007,205
Advance to suppliers, net	954,845	403,444
Loans receivable, net	3,151,010	2,425,882
Other current assets	959,856	397,110
Total current assets	14,454,110	12,704,261

Property, equipment and construction in progress, net	22,727,255	23,649,850

Other assets
Billboards use rights, net	3,908,322	3,281,728
Security deposits	2,345,402	2,297,952
Total other assets	6,253,724	5,579,680

Total Assets	$43,435,089	$41,933,791

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$13,809,123	$12,579,026
Current portion of long term loans	55,478	389,876
Accounts payable	3,187,969	3,194,604
Bank acceptance notes payable	5,285,789	5,214,104
Other payables	3,230,046	2,372,044
Deferred revenues	2,701,268	2,392,681
Taxes payable	634,911	649,418
Deferred tax liability	106,689	-
Due to related parties	154,490	362,103
Total current liabilities	29,165,763	27,153,856

Total Liabilities	29,165,763	27,153,856

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,253,806	1,122,624
Retained earnings	4,017,200	4,714,077
Total V Media Corp. equity	12,094,685	12,660,380
Noncontrolling interest	2,174,641	2,119,555
Total equity	14,269,326	14,779,935

Total Liabilities and Equity	$43,435,089	$41,933,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (IN US DOLLARS)

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012

Revenues	$11,139,156	$11,503,181	5,487,565	$6,022,218

Cost of revenue	(8,637,195)	(9,518,511)	(4,432,472)	(4,872,815)

Gross profit	2,501,961	1,984,670	1,055,093	1,149,403

Selling, general and administrative expenses	(2,713,591)	(3,478,835)	(1,438,741)	(1,644,032)

Loss from operations	(211,630)	(1,494,165)	(383,648)	(494,629)

Other income (expenses):
Interest income	30,156	2,163	8,467	1,445
Interest expense	(551,775)	(540,422)	(297,627)	(259,069)
Subsidy income	194,743	443,597	43,692	402,373
Other expenses	(26,924)	(31,599)	(247)	(13,591)

Total other Income (expenses)	(353,800)	(126,261)	(245,715)	131,158

Loss before income taxes	(565,430)	(1,620,426)	(629,363)	(363,471)

Income tax provision (benefit)
Current	-	359,924	(88,669)	179,866
Deferred	105,734	(280,322)	105,734	(19,137)
Total income tax provision	105,734	79,602	17,065	160,729

Net loss	(671,164)	(1,700,028)	(646,428)	(524,200)

Less: net income (loss) attributable to noncontrolling interest	25,713	150,313	(79,439)	(78,548)

Net loss attributable to V Media Corp.	$(696,877)	$(1,850,341)	(566,989)	$(445,652)

Net loss	(671,164)	(1,700,028)	(646,428)	(524,200)

Other comprehensive income
Foreign currency translation adjustments	160,555	286,853	126,121	143,158

Comprehensive loss	(510,609)	(1,413,175)	(520,307)	(381,042)

Less: comprehensive income (loss) attributable to noncontrolling interest	55,086	178,270	(55,752)	(67,651)

Comprehensive loss attributable to V Media Corp.	$(565,695)	$(1,591,445)	(464,555)	$(313,391)

Loss per share
Basic and diluted	$(0.03)	$(0.07)	(0.02)	$(0.02)
Weighted average number of common shares
Basic and diluted	27,590,701	27,590,701	27,590,701	27,590,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 V MEDIA CORP. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN US DOLLARS)

	For the six months ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(671,164)	$(1,700,028)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,495,594	1,301,052
Amortization	3,284,052	2,853,468
Loss from equity investment	-	17,430
Provision for doubtful accounts-Accounts receivable	417,001	391,160
Deferred tax provision (benefit)	105,734	(260,531)
Changes in operating assets and liabilities
Accounts receivable	(1,218,475)	(1,535,071)
Advance to suppliers	(540,966)	(151,815)
Other current assets	(552,295)	(782,401)
Security deposit	(15,715)	(25,672)
Accounts payable	81,955	(114,916)
Other payables	649,151	1,402,607
Deferred revenues	274,124	307,525
Taxes payable	(23,226)	256,164

Net cash provided by operating activities	3,285,770	1,958,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party, net	(685,582)	(470,957)
Acquisition of billboard use rights	(3,862,365)	(1,482,648)
Purchase of property and equipment	(259,031)	(1,153,219)

Net cash used in investing activities	(4,806,978)	(3,106,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash, net	262,567	(2,973,107)
Net proceeds from capital contributions	-	46,025
Proceeds from short-term bank loans	1,964,420	618,958
Net proceeds from bank acceptance notes payable	-	3,853,411
Repayment of related party loans	(211,796)	(366,842)
Repayment of third party loans	(916,729)	(279,325)
Repayment of long-term loans	(336,715)	(292,703)

Net cash provided by financing activities	761,747	606,417

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	29,566	878

NET DECREASE IN CASH AND CASH EQUIVALENTS	(729,895)	(540,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,148,321	1,526,604

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,418,426	$986,047

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$53,941	$57,838
Interest paid	$513,727	$518,715

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 27, 2013. Operating results for the three and six months ended December 31, 2013 may not be necessarily indicative of the results that may be expected for the full year.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides us with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020. In May 2013, we signed another agreement with China Merchants Bank, pursuant to which the bank provides us with  a RMB10 million ($1.6 million) revolving credit line from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million. Our major Shareholder, Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. For the six months ended December 31, 2013, cash provided by operating activities is $3,285,770.

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

Restricted Cash

As of December 31, 2013, the Company had restricted cash of $3.1 million. $2.7 million of the restricted cash was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 10). The Company also has a letter of credit from the Bank of China in the amount of $3.48 million and was required to deposit $0.4 million of restricted cash in the bank.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The allowance for doubtful accounts totaled $2,270,447 and $1,824,593 as of December 31 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. Historically, the Company has not experienced any losses as a result of these advances.

If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The allowance for doubtful accounts totaled $100,155 and $98,797 as of December 31 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

			December 31, 2013	June 30, 2013
a	)	Dalian Qianbaihe Cloth Accessories Co.	$239,867	$236,614
b	)	Dalian Tianjun Trade Co.	1,256,992	767,417
c	)	Dalian Digital Media Co.	37,198	36,693
d	)	Beijing Cross-Strait Publishing Exchange Center	49,554	48,882
e	)	Dalian Culture and Broadcasting Corp	138,752	136,870
f	)	Dalian Bomeishiji Media Corp	148,048	146,040
g	)	Shenzhen Lianchuang Jianhe Corp	734,782	545,583
h	)	Bainianchahui Corp.	260,831	232,082
i	)	Dalian Tongxing Iron and Steel Co., Ltd.	221,425	218,422
j	)	Dalian Yongshun Material Corp.	135,646	133,807
k	)	Others	773,046	757,142
		Total loans receivable	$3,996,141	$3,259,552
		Doubtful accounts allowance	(845,131)	(833,700)
		Net loans receivable	$3,151,010	$2,425,882

a) The Company made a non-interest bearing loan to Dalian Qianbaihe Cloth Accessories Co. for $0.24 million due on March 4, 2014 with interest rate of 10% per annum.  $109,019 of the loan has been reserved for doubtful accounts.

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.25 million (RMB 1.5 million) for one year from December 31, 2012 to December 30, 2013. The loan is expected to be paid by June 30, 2014. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3 million). The loan is expected to be repaid by June 30, 2014. (3) In Aug 2013, the Company made a loan of $0.03 million (RMB0.21 million) and in Dec. 2013, the Company made an additional loan of $0.49 million (RMB2.9 million). All these loans bear interest rate of 10% per annum.

c) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. The loan receivable has been fully reserved.

d) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011 which was due on November 19, 2012 with no interest. The loan receivable has been fully reserved.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

e) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012, which is due on October 30, 2014 with interest rate of 10% per annum.

f) The Company loaned $0.15 million to Dalian Bomeishiji Media Corp in December 2012, which is due on demand with no interest.

g) The Company loaned $0.73 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on October 24, 2014 with interest rate of 10% per annum.

h) The Company loaned $0.26 million to Bainianchahui Corp. in 2013 which is due on demand with no interest.

i) The Company loaned $0.22 million to Dalian Tongxing iron and steel Co., Ltd.  in 2013 which is due on June 25, 2014, with interest rate of 10% per annum.

j) The Company loaned $0.14 million to Dalian Yongshun Material Corp. which is due on demand with no interest. The loan receivable has been fully reserved.

k) The Company had various loans of $0.77 million to other third parties as of December 31, 2013, which are due on demand and bear no interest. $513,713 of the loan has been reserved for doubtful accounts.

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

 During the six months ended December 31, 2013, three major suppliers provided approximately 78% of the Company’s purchase of raw materials, with each supplier accounting for 52% and 13% and 13%. During the six months ended December 31, 2012, three major suppliers provided approximately 65% of the Company’s purchase of raw materials, with each supplier accounting for 28%, 28% and 9%, respectively.

For the six months ended December 31, 2013, one major customers accounted for approximately 12.2%, of the Company’s total sales. For the six months ended December 31, 2012, none customers accounted for more than 10% of the Company’s total sales.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	December 31, 2013	June 30, 2013
Advertising equipment	$31,129,520	$30,614,086
Office equipment and furniture	909,857	840,724
Office building and Improvement	119,819	118,195
Transportation	1,675,305	1,652,585
Subtotal	33,834,501	33,225,590
Less: Accumulated depreciation	(13,024,490)	(11,323,309)
Construction in progress	1,917,244	1,747,569
Total	$22,727,255	$23,649,850

Depreciation expense totaled $738,282 and $661,824 for the three months ended December 31, 2013 and 2012, respectively, and totaled $1,495,594 and $1,301,052 for the six months ended December 31, 2013 and 2012, respectively. Approximately $25.37 million of advertising equipment was pledged as collateral against short term loans as of December 31, 2013.

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

The Company leased a billboard use right at Times Square in New York under a non-cancellable twelve-month operating lease commencing March 1, 2012 and signed an extension agreement to extend the lease through August 31, 2014, requiring quarterly lease payments of $840,000 before September 1, 2013 and increasing to $870,000 afterward. The Company amortizes the expense on a straight-line basis over the term of the lease.

Since January 2013, the Company has signed various contract with customers on the leased Times Square Billboard, including a contract valued at $900,000 with a customer for one year term effective January 1, 2013 and several other short-term contract.  There are currently additional time slots available for lease. Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $0.87 million and $0.84 million for the three months ended December 31, 2013 and 2012, respectively, and $1.74 million and $1.68 million for the six months ended December 31, 2013 and 2012, respectively.

Amortization of billboard use rights for the three months ended December 31, 2013 and 2012 was $1,625,612 and $1,555,040, respectively, and totaled $3,284,052 and $2,853,468 for the six months ended December 31, 2013 and 2012, respectively.

The estimated amortization expense as of December 31, 2013 for the next five years is as follows:

12 months ending December 31,
2014	$1,848,900
2015	764,440
2016	503,790
2017	290,260
2018	251,700

 The following is a schedule by year for future minimum payments under the billboard use right agreements at December 31, 2013:

12 months ending December 31,
2014	$3,664,104
2015	295,178
2016	315,702
2017	123,060
$4,398,044

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	December 31, 2013	June 30, 2013
a) Loans payable to Shanghai Pudong Development Bank	$1,651,809	$-

b) Loan payable to Dalian Bank Xigang Branch	3,303,618	3,258,815

c) Loan payable to Industrial and Commercial Bank of China	297,326	293,293

d) Loan payable to Jinzhou Bank	1,651,809	1,629,408

e)Loan payable to Dalian Bank Shenyang Branch	991,085	651,763

f)Loan payable to Dalian Bank Shanghai Branch	479,025	472,528

g) Loan payable to Yingkou Bank	1,651,809	1,629,408

h) Loan payable to China Merchant bank	825,904	814,704

i)Guangdong Development Bank	2,477,713	2,444,111

j) Loans payable to various unrelated parties	479,025	1,384,996

Total short term loans	$13,809,123	$12,579,026

a)
Loan payable to Shanghai Pudong Development bank is a one-year term loan from July 3, 2013 to June 17, 2014 for RMB 1,000,000 ($1.65 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.2% per year.  This loan has been guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

b)
Loan payable to Dalian Bank Xigang Branch is in the amount of RMB 20,000,000 ($3.30 million) for a one-year term from December 20, 2012 to December 19, 2013 with a fixed interest rate of 8.4% per year. On December 16, 2013, the loan was renewed with the due date on December 15, 2014. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its trademark for this loan.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

c)
Loan payable to Industrial and Commercial Bank of China was for a one-year term from September 20, 2012 to September 12, 2013, and was repaid on the due date. The Company obtained a new loan for the same amount from September 29, 2013 to August 28, 2014 at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.28% per year. The Company pledged a real estate property owned by the Company’s major stockholder.

d)
 The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.65 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The loan was repaid when it was due. The Company obtained a new loan for the same amount from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year.  The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.1 million).

e)
The Company signed a loan agreement with Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($991,085) for a term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year.  The Company drew down RMB 4,000,000 ($660,724) as of June 30, 2013 and drew down another RMB 2,000,000 in current quarter.

f)
Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 for a term from November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. One December 3, 2013, the loan was extended for one year, which is due on December 2, 2014, with the same interest rate.

g)
Loan payable to Yingkou bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.83 million) from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB5, 000,000 ($0.83 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Liaoning Baijia Financing Assurance Co., Ltd.

h)
Loan payable to China Merchant bank is a one-year term loan in amount of  RMB 5,000,000 ($0.83 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year. The Company pledged part of its advertising equipment with an approximate carrying value of RMB 12.1 million (approximately $1.98 million).

i)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.47 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD.

j)	The Company had $0.48 million and $1.38 million of loans from outside unrelated parties as of December 31, 2013 and June 30, 2013, respectively. The due date of the loan is December 2, 2014.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

	December 31, 2013	June 30, 2013

ORIX Leasing	$55,478	$389,876
Less: current portion	(55,478)	(389,876)
Long term loan- noncurrent portion	$--	$-

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.67 million (RMB 4.1 million) and $0.57 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.0 million (RMB6.26 million) and $0.87 million (RMB5.37 million), respectively. These loans are paid on a monthly basis over a two-year period and consist of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varies based upon the rate announced from time to time by the People’s Bank of China for two-year loans. At December 31, 2013, the monthly payments under the agreement for Shenyang and Beijing were $0.03 million (RMB 181,309) and $0.02 million (RMB 155,410), respectively, which include an interest component calculated at the rate of 6.65%.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of December 31, 2013, the Company has bank acceptance notes payable in the amount of $5,285,789. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of December 31, 2013, $2.7 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax subsidy of $43,692 and $129,743 from the local government for the three months ended December 31, 2013 and 2012, respectively, and $194,743 and $171,304 for the six months ended December 31, 2013 and 2012, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	December 31, 2013	June 30, 2013
Wang, Caiqin	$143,707	$146,157
Ma, Ming	10,783	93,577
Wang, Guojun	-	122,369
Total	$154,490	$362,103

The above stockholders periodically provide funds for the Company’s operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 13 - WARRANTS

On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Fortune-Rich issued 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich were convertible into 5,497,933 shares of the common stock of the Company upon completion of the Merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which were exchanged for 3,298,760 warrants of the Company upon the completion of the Merger with an exercise price of 0.95. These warrants were exercisable immediately for the same number of common shares of the Company.

The warrants, which were assumed by the Company upon the Merger, expired on November 23, 2013. The warrants issued in connection with the Merger meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”; therefore, these warrants were classified as equity and included in Additional Paid-in Capital. As of December 31, 2013, all warrants were expired.

The following is a summary of warrant activities for the six months ended December 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2013	3,315,426	$0.95	0.41	-
Granted	-	-	-	-
Forfeited	3,315,426	$0.95	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2013	-	$-	-	-

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	359,924	(88,669)	179,866
	-	359,924	(88,669)	179,866
Deferred tax benefit, net of valuation allowance
Federal	-	-	-	-
State	-	-	-	-
Foreign	105,734	(280,322)	105,734	(19,137)
	105,734	(280,322)	105,734	(19,137)
Income tax provision	$105,734	$79,602	$17,065	$160,729

The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings (loss) for the six and three months ended December 31, 2013 and 2012 are summarized below:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2013	2012	2013	2012
Profitable entities	$1,486,258	$1,279,161	$287,537	$1,350,503
Loss entities	(2,051,688)	(2,899,587)	(916,900)	(1,713,974)
Total loss before taxes	$(565,430)	$(1,620,426)	$(629,363)	$(363,471)

Current tax expense represents the tax effect calculated on the profitable entities noted above at a statutory rate of 25%. Losses totaling $2,051,688 are attributed to entities operating in tax jurisdictions separate from the profit entities and cannot be used to offset any gains. Tax benefits attributed to the loss entities were fully reserved.

Tax calculation:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2013	2012	2013	2012
Earnings	$1,486,258	$1,279,161	$287,537	$1,350,503
NOL applied	(1,486,258)	(1,279,161)	(287,537)	(1,350,503)
Tax base	-	-	-	-
Statutory rate	25%	25%	25%	25%
Tax expense	$-	$-	$-	$-

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through December 31, 2013. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2033 of approximately $4,072,585 and $3,162,886 as of December 31, 2013 and June 30, 2013, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,384,679 and $1,075,381 as of December 31, 2013 and June 30, 2013, respectively.

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

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,292,031 and $4,081,411 as of December 31, 2013 and June 30, 2013, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the three months ended December 31, 2013, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to $0.8 million and $1 million as of December 31, 2013 and June 30, 2013, which were fully reserved.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Total business tax expenses were $158,884 and $364,157 for the three months ended December 31, 2013 and 2012, respectively, and totaled $582,219 and $761,607 for the six months ended December 31, 2013 and 2012, respectively.
c) Taxes payable consisted of the following:

	December 31,	June 30,
	2013	2013
Business tax payable	$15,047	$63,405
Corporate income tax payable	196,378	222,525
VAT payable	227,401	150,791

Other	196,085	212,697
Total taxes payable	$634,911	$649,418

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the three and six months ended December 31, 2013. The Company files income tax returns with U.S. Federal Government, as well as the state of Delaware. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. Federal and state income tax examinations by tax authorities for years on or after 2009.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 15 – EARNINGS PER SHARE

As of December 31, 2013, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

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

	For the three months ended December 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,834,192	$257,696	$465,617	$237,249	$146	$692,665	$5,487,565
Cost of Revenue	(2,717,317)	(252,617)	(409,572)	(40,480)	(133,735)	(878,751)	(4,432,472)
Gross Profit	$1,116,875	$5,079	$56,045	$196,769	$(133,589)	$(186,086)	$1,055,093

	For the three months ended December 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$5,081,512	$460,647	$5,791	$222,389	$251,879	$-	$6,022,218
Cost of Revenue	(3,039,816)	(461,179)	(261,172)	(28,318)	(227,460)	(854,870)	(4,872,815)
Gross Profit	$2,041,696	$(532)	$(255,381)	$194,071	$24,419	$(854,870)	$1,149,403

	For the six months ended December 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$8,229,536	$410,818	$1,250,928	$280,564	$49,645	$917,665	$11,139,156
Cost of Revenue	(5,310,437)	(489,490)	(739,995)	(69,507)	(264,992)	(1,762,774)	(8,637,195)
Gross Profit	$2,919,099	$(78,672)	$510,933	$211,057	$(215,347)	$(845,109)	$2,501,961

	For the six months ended December 31, 2012
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation
Revenue	$9,397,042	$585,272	$714,182	$343,892	$462,793	$-	$11,503,181
Cost of Revenue	(5,860,309)	(703,915)	(547,704)	(75,347)	(623,666)	(1,707,570)	(9,518,511)
Gross Profit	$3,536,733	$(118,643)	$166,478	$268,545	$(160,873)	$(1,707,570)	$1,984,670

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of December 31, 2013, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of December 31, 2013, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 2 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States for twelve months. We successfully extended the lease through August 31, 2014.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended December 31, 2013 Compared to the Three-Month Period Ended December 31 30, 2012

Revenue

The following table shows the revenues of the Company on a consolidated basis:

REVENUES	Three Months Ended December 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$1,742,001	$1,413,920	$328,081	23.2%
City Transit system Display network	835,494	1,130,728	(295,234)	(26.1)%
Outdoor Billboards	804,079	1,114,472	(310,393)	(27.9)%
City Navigator	149,442	101,641	47,801	47.0%
Other service income(a)	303,176	1,320,751	(1,017,575)	(77.0)%
Subtotal for Dalian District	$3,834,192	$5,081,512	$(1,247,320)	(24.5)%

Shenyang District
Street Fixture and Display network	$57,547	$138,001	$(80,454)	(58.3)%
Outdoor Billboards	200,149	322,646	(122,497)	(38.0)%
Subtotal for Shenyang District	$257,696	$460,647	$(202,951)	(44.1)%

Beijing District
Outdoor Billboards	$465,617	$5,791	$459,826	7940.4%
Subtotal for Beijing District	$465,617	$5,791	$459,826	7940.4%

Tianjin District
Outdoor Billboards	$237,249	$222,389	$14,860	6.7%
Subtotal for Tianjin District	$237,249	$222,389	$14,860	6.7%

Shanghai District
Outdoor Billboards	$146	$251,879	$(251,733)	(99.9)%
Subtotal for Shanghai District	$146	$251,879	$(251,733)	(99.9)%

US District
Outdoor Billboards	$692,665	$-	$692,665	100%
Subtotal for US District	$692,665	$-	$692,665	100%

Total Revenues	$5,487,565	$6,022,218	$(534,653)	(8.9)%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended December 31, 2013 were $5,487,565, a decrease of $534,653 or 8.9%, from $6,022,218 for the three months ended December 31, 2012. The decrease in revenue was primarily attributable to the revenue decrease in Shenyang, Shanghai and Dalian district, offset by revenue increases in Beijing, Tianjin and US district.

The overall decrease of revenue is due to the change of business strategy. Instead of chasing high revenue, we are more focusing on expanding our profitable business units and segments and downsizing those segments and subsidiaries continuously incurring loss.

The other reason for the decrease of revenue is because we lost some real estate clients in this quarter when service term expired. The real estate industry is still under financial pressure thus lowered advertisement budget. We are now developing new customers from banking, food and beverage and other industries to make up the market share loss. We expected that the revenue for the near future will be increased from these customers.

For the three months ended December 31, 2013, sales in Dalian district, accounted for 69.9% of our total sales, a decrease of $1,247,320, or 24.5%, to $3,834,192 from $5,081,512 for the three months ended December 31, 2012.

For three months ended December 31, 2013, sales in Tianjin district increased by 14,860, or 6.7%, to $237,249 from $222,389 for the three months ended December 31, 2012.

Sales in Shanghai District decreased $251,733 or 99.9% to $146 from $251,879 for the three months ended December 31, 2013. The Company is downsizing Shanghai office due to the continuous loss incurred for the past periods.

Sales in Shenyang district decreased $202,951 or 44.1% to $257,696 from $460,647 for the three months ended December 31, 2013.

Sales in Beijing district increased by $459,826, or 7940.4%, to $465,617 from $5,791 for the three months ended December 31, 2013.

Sales revenue in US district increased by $692,665 or 100%, to $692,665 from none for the three months ended December 31, 2013.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2013 were $4,432,472, a decrease of $440,343 or 9.0%, from $4,872,815 for the same period ended December 31, 2012. The decrease in cost of revenue was in proportionate with the decrease of revenue, which was primarily attributable to: (i) Increase in depreciation in the amount of $0.08 million due to increase of property plant and equipment. (ii) The increase in billboard rights of approximately $0.07 million due to increase of billboard rights obtained. (iii) The increase of labor and raw material costs was about $0.59 million. As a percentage of total revenues, cost of revenue accounted for approximately 80.8% and 80.9% for the three months ended December 31, 2013 and 2012, respectively.

COST OF REVENUES	Three Months Ended December 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$1,069,309	$1,176,547	$(107,238)	(9.1)%
City Transit system Display network	921,822	662,897	258,925	39.1%
Outdoor Billboards	430,233	167,053	263,180	157.5%
City Navigator	139,695	66,515	73,180	110.0%
Other service cost (b)	156,258	966,804	(810,546)	(83.8)%
Subtotal for Dalian District	$2,717,317	$3,039,816	$(322,499)	(10.6)%

Shenyang District
Street Fixture and Display network	$55,471	$(12,107)	$67,578	(558.2)%
Outdoor Billboards	197,146	473,286	(276,140)	(58.3)%
Subtotal for Shenyang District	$252,617	$461,179	$(208,562)	(45.2)%

Beijing District
Outdoor Billboards	$409,572	$261,172	$148,400	56.8%
Subtotal for Beijing District	$409,572	$261,172	$148,400	56.8%

Tianjin District
Outdoor Billboards	$40,480	$28,318	$12,162	42.9%
Subtotal for Tianjin District	$40,480	$28,318	$12,162	42.9%

Shanghai District
Outdoor Billboards	$133,735	$227,460	$(93,725)	(41.2)%
Subtotal for Shanghai District	$133,735	$227,460	$(93,725)	(41.2)%

United States
Outdoor Billboards	$878,751	$854,870	$23,881	2.8%
Subtotal for United States	$878,751	$854,870	$23,881	2.8%

Total Cost of Revenue	$4,432,472	$4,872,815	$(440,343)	(9.0)%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2013 decreased by $94,310 or 8.2% to $1,055,093 from $1,149,403 for the same period in 2012. The decrease in gross profit was due to the decrease in revenue during the three months ended December 31, 2013. Our gross margin during the three months ended December 31, 2013 and 2012 were 19.2% and 19.1%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,438,741 during the three months ended December 31, 2013, a decrease of $205,291 or 12.5%, compared to $1,644,032 for the same period ended December 31, 2012. The decrease in our operating expenses was mainly due to decreased selling expense and other costs related to supporting our sales force as the overall advertising market became more competitive, and a decrease in our payroll and administrative costs.

Other Income (Expenses)

For the three months ended December 31, 2013, we had total other expenses of $245,715, an decrease of $376,873 or 287.3%, compared with the other income of $131,158 during the same period of 2012.  The decrease in other income (expenses) was mainly due to the $358,681 decrease in tax refunds during the period.

Interest expense on our bank loans for the three months ended December 31, 2013 and 2012, amounted to $297,627 and $259,069, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $566,989 for the three months ended December 31, 2013, as compared with the net loss of $445,652 during the three months ended December 31, 2012, representing an increase of 27.2%. The increase in net loss was mainly attributed to our decrease in revenue.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was $126,121 during the three months ended December 31, 2013, as compared with $143,158 during the three months ended December 31, 2012, a decrease of 11.9%.

Results of Operations for the Six-Month Period Ended December 31, 2013 Compared to the Six-Month Period Ended December 31, 2012

Revenue

The following table shows the operations of the Company on a consolidated basis for the six months ended December 31, 2013 and 2012:

REVENUES	Six Months Ended December 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$3,769,841	$3,548,220	$221,621	6.2%
City Transit system Display network	1,771,349	2,209,690	(438,341)	(19.8)%
Outdoor Billboards	2,163,383	1,976,437	186,946	9.5%
City Navigator	202,002	207,113	(5,111)	(2.5)%
Other service income(a)	322,961	1,455,582	(1,132,621)	(77.8)%
Subtotal for Dalian District	$8,229,536	$9,397,042	$(1,167,506)	(12.4)%

Shenyang District
Street Fixture and Display network	$66,708	$184,598	$(117,890)	(63.9)%
Outdoor Billboards	344,110	400,674	(56,564)	(14.1)%
Subtotal for Shenyang District	$410,818	$585,272	$(174,454)	(29.8)%

Beijing District
Outdoor Billboards	$1,250,928	$714,182	$536,746	75.2%
Subtotal for Beijing District	$1,250,928	$714,182	$536,746	75.2%

Tianjin District
Outdoor Billboards	$280,564	$343,892	$(63,328)	(18.4)%
Subtotal for Tianjin District	$280,564	$343,892	$(63,328)	(18.4)%

Shanghai District
Outdoor Billboards	$49,645	$462,793	$(413,148)	(89.3)%
Subtotal for Shanghai District	$49,645	$462,793	$(413,148)	(89.3)%

US District
Outdoor Billboards	$917,665	$-	$917,665	100%
Subtotal for US District	$917,665	$-	$917,665	100%

Total Revenues	$11,139,156	$11,503,181	$(364,025)	(3.2)%

(a)
Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the six months ended December 31, 2013 were $11,139,156, a decrease of $364,025 or 3.2%, from $11,503,181 for the six months ended December 31, 2012. The decrease in revenue was primarily attributable to the revenue increase in Dalian, Shenyang, Tianjin and Shanghai district, offset by revenue increases in Beijing and US district.

The overall decrease of revenue is due to the change of business strategy. Instead of chasing high revenue, we are more focusing on expanding our profitable business units and segments and downsizing those segments and subsidiaries continuously incurring loss.

The other reason for the decrease of revenue is because we lost some real estate clients in this quarter when service term expired. The real estate industry is still under financial pressure thus lowered advertisement budget. We are now developing new customers from banking, food and beverage and other industries to make up the market share loss. We expected that the revenue for the near future will be increased from these customers.

For six months ended December 31, 2013, sales in Dalian district, accounted for 73.9% of our total sales, decreased by $1,167,506, or 12.4%, to $8,229,536 from $9,397,042 for the six months ended December 31, 2012. The decrease is mainly from our construction services and network services. Our construction service and network services generated limited revenue for us in this year due to intensive competition we faced in the market.

Sales in Tianjin district decreased by 63,328, or 18.4%, to $280,564 from $343,892 for the six months ended December 31, 2012. Sales in Shanghai District decreased $413,148 or 89.3% to $49,645 from $462,793 for the six months ended December 31, 2013. Revenue decreases in Tianjin and Shanghai is due to more intense competition in those markets. Due to more billboards are constructed near Shanghai airport highway and Tianjin commercial area where our billboards are located, we are facing fierce competition and lost some contracts.

Sales in Shenyang district decreased $174,454 or 29.8% to $410,818 from $585,272 for the six months ended December 31, 2013. With a new billboard near train station in Shenyang area at the end of this quarter, we expect more revenue this year comparing to last year.

Sales in Beijing district increased by $536,746, or 75.2%, to $1,250,928 from $714,182 for the six months ended December 31, 2013. Beijing subsidiary signed a new client, Wanning Baoan Real Estate Company, bringing RMB200,000 ($32,644) revenue each month.

Sales in the US increased $917,665 from none for the six months ended December 31, 2013 compared with six months ended December 31, 2012. The Company signed several contracts for its leased Time Square Billboard since January 2013, including a one-year contract valued at $900,000 effective January 1, 2013 and several short-term contracts.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2013 was $8,637,195, a decrease of $881,316 or 9.3%, from $9,518,511 for the same period ended December 31, 2012.  Decrease in cost of revenue is due to: (a) a reduction of rental cost of about $260,000 as the company increased its own bus shelters and outdoor billboards; (b) a reduction in production costs of about $150,000 related to our efforts to streamline ads production process and use more expert production staff; (c) less advertising fees in current quarter since we used more of our own production work. We experienced higher labor costs due to our hiring of expert ads production staff and higher material charges due to price increases, but the effect is offset by savings noted above.

COST OF REVENUES	Six Months Ended December 31,
	2013	2012	Difference	% Change
Dalian District
Street Fixture and Display network	$2,250,623	$2,491,599	$(240,976)	(9.7)%
City Transit system Display network	1,519,941	1,494,277	25,664	1.7%
Outdoor Billboards	1,201,473	697,072	504,401	72.4%
City Navigator	163,642	177,213	(13,571)	(7.7)%
Other service cost (b)	174,758	1,000,148	(825,390)	(82.5)%
Subtotal for Dalian District	$5,310,437	$5,860,309	$(549,872)	(9.4)%

Shenyang District
Street Fixture and Display network	$72,052	$79,922	$(7,870)	(9.8)%
Outdoor Billboards	417,438	623,993	(206,555)	(33.1)%
Subtotal for Shenyang District	$489,490	$703,915	$(214,425)	(30.5)%

Beijing District
Outdoor Billboards	$739,995	$547,704	$192,291	35.1%
Subtotal for Beijing District	$739,995	$547,704	$192,291	35.1%

Tianjin District
Outdoor Billboards	$69,507	$75,347	$(5,840)	(7.8)%
Subtotal for Tianjin District	$69,507	$75,347	$(5,840)	(7.8)%

Shanghai District
Outdoor Billboards	$264,992	$623,666	$(358,674)	(57.5)%
Subtotal for Shanghai District	$264,992	$623,666	$(358,674)	(57.5)%

United States
Outdoor Billboards	$1,762,774	$1,707,570	$55,204	3.2%
Subtotal for United States	$1,762,774	$1,707,570	$55,204	3.2%

Total Cost of Revenue	$8,637,195	$9,518,511	$(881,316)	(9.3)%

 (b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the six months ended December 31, 2013 increased by $517,291 or 26.1% to $2,501,961 from $1,984,670 for the same period in 2012. The increase in gross profit was due to the decrease in cost of revenue during the six months ended December 31, 2013. Management is actively enforcing cost-saving measures which lead to decreases of cost and expenses in current quarters. With lower rental costs and production costs, we were able to improve our gross margin. Our gross margin during the six months ended December 31, 2013 and 2012 were 22.5% and 17.3%, respectively.

We are currently monitoring our operational segments and adjusting our business strategy. We are focusing our resources on the profitable segments and downsize our non-profitable subsidiaries. We had decreased revenue but our gross margin increased. Also, the revenue generated from our Time square billboard improved our overall gross margin compared to last year, when no revenue was generated from that billboard.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $2,713,591 during the six months ended December 31, 2013, a decrease of $765,244 or 22.0%, compared to $3,478,835 for the same period ended December 31, 2012.  The decrease in SG&A expenses is mainly due to the Company’s write off of two-months prepaid rent on the Time Square LED which amounted to $560,000 and was recorded as general and administrative expense in the first quarter of 2012.

Other Expenses

For the six months ended December 31, 2013, we had total other expenses of $353,800, an increase of $227,539 or 180.2%, compared with the other expenses of $126,261 during the same period of 2012.  The increase in other expense was mainly due to the $248,854 decrease in subsidy income during the period.

Interest expense on our bank loans for the six months ended December 31, 2013 and 2012, amounted to $551,775 and $540,422, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $696,877 for the six months ended December 31, 2013, as compared with the net loss of $1,850,341 during the six months ended December 31, 2012, representing a decrease of 62.3%. The decrease in net loss was mainly attributed to our decrease in selling, general and administrative expenses.

Comprehensive Loss Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $160,555 during the six months ended December 31, 2013, as compared with $286,853 during the six months ended December 31, 2012, a decrease of 44%.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. Management is actively enforcing cost-saving measures which lead to a decrease of cost and expenses in the current quarter. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. Based on our past experience, we usually can negotiate with the bank to renew our loans on an annual basis. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which the bank provides a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020.  In May 2013, we signed another agreement with China Merchants Bank, pursuant to which the bank will provide a RMB10 million ($1.6 million) revolving credit line to us from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million. Additionally, our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

We are currently monitoring our operational segments and adjusting our business strategy. In order to focus  our resources towardsour profitable subsidiaries and segments. We are downsizing our non-profitable subsidiaries. We may not renew billboard rentals, which did not bring us enough cash flow in the past. Instead, we invest in business segments that have higher gross margins. Thus, in this quarter, we had decreased revenue but had higher gross margins, which lead to increased cash provided from operating activities. For the six months ended December 31, 2013, cash provided by operating activities is $3,285,770, compared to $1,958,972 provided by operating activities in the same period of 2012.

As of December 31, 2013, the Company’s cash and cash equivalents amounted to $1,418,426, a decrease of $729,895 from $2,148,321 as of June 30, 2013, mainly due to more spending on the new billboard use rights.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3,285,770 for the six months ended December 31, 2013, an increase of $1,326,798 from the net cash provided by operating activities of $1,958,972 for the six months ended December 31, 2012. The increase was mainly due to decrease in the net loss of $1,028,864 and increase of deferred tax provision of $366,265, depreciation and amortization of $625,126 account receivable of $316,596 and other current assets of $230,106, offset by decrease of advance to suppliers of $389,151, taxes payable of $279,390 and other payable of $753,456.

Cash Used in Investing Activities

Net cash used in investing activities in the six months ended December 31, 2013 was $4,806,978 as compared to net cash used of $3,106,824 for the six months ended December 31, 2012.  Cash used in investing activities in the current period was primarily for acquisitions of new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the six months ended December 31, 2013, net cash provided by financing activities was $761,747 as a result of i) net repayments of third party loans of $916,729; ii) Net proceeds from short-term bank loans of approximately $1.96 million, iii) net repayment of long-term loans of $336,715. Net cash provided by financing activities was $606,417 for the six months ended December 31, 2012, primarily due to proceeds from short-term bank loans of $618,958 and acceptance notes payable of $3,853,411 which were partially offset by a $2,973,107 allocation to restricted cash.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we have

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

Date:  February 14, 2014

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