Form 10-Q
period 2014-03-31
V Media Corp
filed 2014-05-15
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

    As of May 7, 2014, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.1372 for June 30, 2013, and $1 = RMB 6.2163 for March 31, 2014, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.2757 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the nine months ended March 31, 2013, and $1= RMB6.1060 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the nine months ended March 31, 2014; both of which were based on the average currency conversion rate for each respective quarter.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

V MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	As of March 31	As of June 30
	2014	2013

ASSETS

Current assets
Cash and cash equivalents	$765,600	$2,148,321
Restricted cash	2,851,462	3,322,299
Accounts receivable, net	3,719,771	4,007,205
Advance to suppliers, net	1,017,042	403,444
Loans receivable, net	2,312,632	2,425,882
Other current assets	1,276,315	397,110
Total current assets	11,942,822	12,704,261

Property, equipment and construction in progress, net	21,438,370	23,649,850

Other assets
Billboards use rights, net	4,203,554	3,281,728
Loans receivable	392,044	-
Security deposits	2,219,093	2,297,952
Total other assets	6,814,691	5,579,680

Total Assets	$40,195,883	$41,933,791

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$12,981,903	$12,579,026
Current portion of long term loans	-	389,876
Accounts payable	2,638,992	3,194,604
Bank acceptance notes payable	5,147,719	5,214,104
Other payables	3,519,425	2,372,044
Deferred revenues	3,155,461	2,392,681
Taxes payable	377,283	649,418
Deferred tax liability	103,902	-
Due to related parties	201,340	362,103
Total current liabilities	28,126,025	27,153,856

Total Liabilities	28,126,025	27,153,856

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,058,992	1,122,624
Retained earnings	2,160,127	4,714,077
Total V Media Corp. equity	10,042,798	12,660,380
Noncontrolling interest	2,027,060	2,119,555
Total equity	12,069,858	14,779,935

Total Liabilities and Equity	$40,195,883	$41,933,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN US DOLLARS)

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013

Revenues	$14,622,435	$16,439,174	3,483,279	$4,935,993

Cost of revenue	(12,094,222)	(13,337,174)	(3,457,027)	(3,818,663)

Gross profit	2,528,213	3,102,000	26,252	1,117,330

Selling, general and administrative expenses	(4,481,325)	(5,678,369)	(1,767,734)	(2,199,534)

Loss from operations	(1,953,112)	(2,576,369)	(1,741,482)	(1,082,204)

Other income (expenses):
Interest income	67,210	30,879	37,054	28,716
Interest expense	(815,254)	(814,655)	(263,479)	(274,233)
Subsidy income	213,257	582,397	18,514	138,800
Other expenses	(26,964)	(88,630)	(40)	(57,031)

Total other Income (expenses)	(561,751)	(290,009)	(207,951)	(163,748)

Loss before income taxes	(2,514,863)	(2,866,378)	(1,949,433)	(1,245,952)

Income tax provision (benefit)
Current	-	423,809	-	63,885
Deferred	105,779	(128,911)	45	151,411
Total income tax provision	105,779	294,898	45	215,296

Net loss	(2,620,642)	(3,161,276)	(1,949,478)	(1,461,248)

Less: net income(loss) attribute to noncontrolling interest	(66,692)	270,531	(92,405)	120,218

Net loss attributable to V Media Corp.	$(2,553,950)	$(3,431,807)	(1,857,073)	$(1,581,466)

Net loss	(2,620,642)	(3,161,276)	(1,949,478)	(1,461,248)

Other comprehensive income (loss)
Foreign currency translation adjustments	(89,435)	305,745	(249,990)	18,892

Comprehensive loss	(2,710,077)	(2,855,531)	(2,199,468)	(1,442,356)

Less: comprehensive income(loss) attributed to the noncontrolling interest	(92,495)	352,800	(147,581)	174,530

Comprehensive loss attributable to V Media Corp.	$(2,617,582)	$(3,208,331)	(2,051,887)	$(1,616,886)

Loss per share
Basic and diluted	$(0.09)	$(0.12)	(0.07)	$(0.06)
Weighted average number of common shares
Basic and diluted	27,550,701	27,550,701	27,550,701	27,550,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the nine months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,620,642)	$(3,161,276)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,239,420	1,930,396
Amortization	4,910,667	4,191,658
Loss from equity investment	-
Provision for doubful accounts-Accounts receivable	1,256,247	1,289,554
Deferred tax provision (benefit)	105,779	(97,051)
Changes in operating assets and liabilities
Accounts receivable	(1,006,079)	(1,215,017)
Advance to suppliers	(629,910)	(124,060)
Other current assets	(900,233)	(692,330)
Security deposit	50,497	22,949
Accounts payable	(290,321)	(374,719)
Other payables	997,739	1,528,328
Deferred revenues	807,554	302,881
Taxes payable	(268,633)	75,183

Net cash provided by operating activities	4,652,085	3,676,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party, net	(315,273)	(922,763)
Acquisition of billboard use rights	(5,889,738)	(3,372,623)
Purchase of property and equipment	(294,540)	(1,409,778)

Net cash used in investing activities	(6,499,551)	(5,705,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash, net	436,278	(3,256,921)
Net proceeds from capital contributions	-	333,028
Proceeds from short-term bank loans	1,965,264	2,214,874
Net proceeds from bank acceptance notes payable	-	2,868,185
Repayment of related party loans	(157,920)	(369,961)
Repayment of third party loans	(1,392,062)	(527,427)
Repayment of long-term loans	(391,865)	(444,509)

Net cash provided by financing activities	459,695	817,269

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	5,050	(15,582)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,382,721)	(1,226,981)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,148,321	1,526,604

CASH AND CASH EQUIVALENTS, END OF PERIOD	$765,600	$299,623

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$58,282	$89,732
Interest paid	$780,930	$790,829

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 27, 2013. Operating results for the three and nine months ended March 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides us with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020. In May 2013, we signed another agreement with China Merchants Bank, pursuant to which, the bank provides a RMB10 million ($1.6 million) revolving credit line to us from May 27, 2013 to May 26, 2014.  We also have a line of credit from Bank of China in the amount of $3.48 million from February 2013 to August 2014. Our major Shareholder, Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

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

Restricted Cash
As of March 31, 2014, the Company had restricted cash of $2.9 million. $2.7 million of the restricted cash was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 10). The Company also has a letter of credit from the Bank of China in the amount of $3.48 million and was required to deposit $0.2 million of restricted cash in the bank.

Accounts Receivable
Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The allowance for doubtful accounts totaled $3,035,320 and $1,824,593 as of March 31, 2014 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers
The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. Historically, the Company has not experienced any losses as a result of these advances.

If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $97,539 and $98,797 as of March 31, 2014 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

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

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:

			March 31,2014	June 30,2013
a	)	Dalian Qianbaihe Cloth Accessories Co.	$233,601	$236,614
b	)	Dalian Tianjun Trade Co.	757,646	767,417
c	)	Dalian Digital Media Co.	36,226	36,693
d	)	Beijing Cross-Strait Publishing Exchange Center	48,260	48,882
e	)	Dalian Culture and Broadcasting Corp	135,128	136,870
f	)	Dalian Bomeishiji Media Corp	144,180	146,040
g	)	Shenzhen Lianchuang Jianhe Corp	715,589	545,583
h	)	Bainianchahui Corp.	404,762	232,082
i	)	Dalian Tongxing Iron and Steel Co., Ltd.	215,641	218,422
j	)	Dalian Yongshun Material Corp.	132,103	133,807
k	)	Others	704,595	757,142
		Total loans receivable	$3,527,731	$3,259,552
		Loans receivable-long term (see notes below)	392,044	0
		Doubtful accounts allowance	(823,055)	(833,700)
		Net loans receivable-current	$2,312,632	$2,425,882

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

a) The Company made a non-interest bearing loan to Dalian Qianbaihe Cloth Accessories Co. for $0.23 million due on March 4, 2015 and bears annual interest of 10%. $106,172 has been reserved as provision for doubtful accounts.

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.24 million (RMB 1.5 million) for one year from January 1, 2014 to December 31, 2015. The loan is classified as a long term asset. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3.0 million). The company has been paid $0.47 million (RMB2.9 million) as of March 31, 2014. The remaining balance of $0.02 million (RM B 100,000) is extended to October 31, 2014. (3) In Aug 2013, the Company made a loan of $0.03 million (RMB0.21 million) and in Dec. 2013, the Company made an additional loan of $0.47 million (RMB2.9 million) which are due on demand with no interest.

c) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. The loan is fully reserved as doubtful accounts.

d) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011. The loan is due on demand and bears no interest. The loan is fully reserved as doubtful accounts.

e) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012. In November, 2013, the loan was extended for one year and is due on October 31, 2014. The annual interest is 10%.

f) The Company loaned $0.14 million to Dalian Bomeishiji Media Corp for one year with the balance due on December 31, 2014.  The annual interest is 10%.

g) The Company loaned $0.72 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on October 29, 2014 and bears 10% annual interest.

h) The Company made two loans to Bainianchahui Corp: (1) $0.25 million (RMB 1.57 million) for one year due on November 9. 2014, and (2) $0.15 million (RMB 0.93million) for two years due on December 31, 2015, which is classified as a long term asset. Both loans bear annual interest of 10%.

i) The Company loaned $0.22 million to Dalian Tongxing Iron and Steel Co., Ltd.  in 2013 which is due on June 25, 2014 and bears annual interest of 10%.

j) The Company loaned $0.13 million to Dalian Yongshun Material Corp. which is due on demand with no interest. The loan is fully reserved as doubtful accounts.

k) The Company had various loans of $0.7 million to other third parties as of March 31, 2014, which are due on demand and bear no interest. $500,294 has been reserved as provision for doubtful accounts.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS

During the nine months ended March 31, 2014, three major suppliers provided approximately 59% of the Company’s purchase of raw materials, with each supplier accounting for 30% and 17% and 12%. During the nine months ended March 31, 2013, three major suppliers provided approximately 62% of the Company’s purchase of raw materials, with each supplier accounting for 25%, 25% and 12%, respectively. Due to the nature of the Company’s business, the Company would easily find substitute vendor if they lose any of vendors mentioned above.

For the nine months ended March 31, 2014, one major customer accounted for approximately 10.1%, of the Company’s total revenue. For the nine months ended March 31, 2013, no customers accounted for more than 10% of the Company’s total revenue.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	March 31, 2014	June 30, 013
Advertising equipment	$30,316,386	$30,614,086
Office equipment and furniture	900,217	840,724
Office building and Improvement	116,690	118,195
Transportation	1,650,132	1,652,585
Subtotal	32,983,425	33,225,590
Less: Accumulated depreciation	(13,412,218)	(11,323,309)
Construction in progress	1,867,163	1,747,569
Total	$21,438,370	$23,649,850

Depreciation expense totaled $743,826 and $629,344 for the three months ended March 31, 2014 and 2013, respectively, and $2,239,420 and $1,930,396 for the nine months ended March 31, 2014 and 2013, respectively. Approximately $24.7 million of advertising equipment was pledged as collateral against short term loans as of March 31, 2014.

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

Since January 2013, the Company has signed various contracts with customers on the leased Times Square Billboard. There are currently additional time slots available for lease. Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $0.87 million and $0.84 million for the three months ended March 31, 2014 and 2013, respectively, and totaled $2.59 million and $2.52 million for the nine months ended March 31, 2014 and 2013, respectively.

Amortization of billboard use rights for the three months ended March 31, 2014 and 2013 was $1,626,606 and $1,338,190, respectively, and totaled $4,910,667 and $4,191,658 for the nine months ended March 31 2014 and 2013, respectively.

The estimated amortization expense as of March 31, 2014 for the next five years is as follows:

12 months ending March 31,
2015	$1,903,910
2016	936,822
2017	410,550
2018	590,552
2019	$361,720

 The following is a schedule by year for future minimum payments under the billboard use right agreements at March 31, 2014:

12 months ending March 31,
2015	$831,759
2016	287,468
2017	299,412
$1,418,639

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

		June 30, 2013
a) Loans payable to Shanghai Pudong Development Bank	$1,608,662	$-

b) Loan payable to Dalian Bank Xigang Branch	3,217,325	3,258,815

c) Loan payable to Industrial and Commercial Bank of China	289,559	293,293

d) Loan payable to Jinzhou Bank	1,608,662	1,629,408

e)Loan payable to Dalian Bank Shenyang Branch	965,197	651,763

f)Loan payable to Dalian Bank Shanghai Branch	466,512	472,528

g) Loan payable to Yingkou Bank	1,608,662	1,629,408

h) Loan payable to China Merchant bank	804,331	814,704

i)Guangdong Development Bank	2,412,993	2,444,111

j) Loans payable to various unrelated parties	-	1,384,996

Total short term loans	$12,981,903	$12,579,026

a)
Loan payable to Shanghai Pudong Development bank is a one-year term loan from July 3, 2013 to June 17, 2014 for RMB 1,000,000 ($1.61 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.2% per year.  This loan has been guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

b)
Loan payable to Dalian Bank Xigang Branch is in the amount of RMB 20,000,000 ($3.22 million) for a one-year term from December 20, 2012 to December 19, 2013 with a fixed interest rate of 8.4% per year. On December 16, 2013, the loan was renewed with a due date of December 15, 2014. This loan has been guaranteed by an unrelated company, Dalian Huanbohai Development Credit Guaranty Company. The Company pledged its trademark as additional collateral for this loan.

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

d)
 The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.61 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The loan was repaid when it was due. The Company obtained a new loan for the same amount from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year.  The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.0 million).

e)
The Company signed a loan agreement with Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($991,085) for a term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media. The Company drew down RMB 4,000,000 ($660,724) as of June 30, 2013 and drew down another RMB 2,000,000 in the quarter ended March 31, 2014.

f)
Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 for a term from November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. On December 3, 2013, the loan was extended for one year, with a due date of December 2, 2014, with the same interest rate. This loan has been guaranteed by V-Media.

g)
Loan payable to Yingkou Bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.80 million) from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB5, 000,000 ($0.80 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co., Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment with a value of RMB15 million ($2.4 million) to Liaoning Baijia Financing Assurance Co., Ltd.

h)
Loan payable to China Merchant bank is a one-year term loan in amount of  RMB 5,000,000 ($0.80 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year. The Company pledged part of its advertising equipment with an approximate carrying value of RMB 12.1 million (approximately $1.95 million).

i)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.41 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD.  We are in the process to renew the loan.

j)	The Company had $1.38 million of loans from outside unrelated parities as of June 30, 2013. Which was subsequently repaid during the months ended March 31, 2014.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long term loan consists of following:

June 30, 2013

ORIX Leasing	$389,876
Less: current portion	(389,876)
Long term loan- noncurrent portion	$-

On December 29, 2011, V-Media Group’s Shenyang and Beijing subsidiaries entered into loan agreements with ORIX Finance Leases (China) Co., Ltd. (“ORIX Leasing”) pursuant to which two subsidiaries borrowed $0.66 million (RMB 4.1 million) and $0.56 million (RMB 3.5 million), respectively, from ORIX leasing and pledged its advertising equipment with the approximate value of RMB $1.01 million (RMB6.26 million) and $0.86 million (RMB5.37 million), respectively. These loans were paid on a monthly basis over a two-year period and consisted of a fixed payment based upon a 24-month amortization of the loan amount plus an interest component that varied based upon the rate announced from time to time by the People’s Bank of China for two-year loans. The loan was paid on January 20, 2014.

NOTE 10 – BANK ACCEPTANCE NOTES PAYABLE

As of March 31, 2014, the Company has bank acceptance notes payable in the amount of $5,147,719. The notes are guaranteed to be paid by the banks and are usually for a short-term period of three to six months. The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of March 31, 2014, $2.7 million in restricted cash was associated with these notes payable.

NOTE 11 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax subsidy of $18,514 and $136,828 from the local government for the three months ended March 31, 2014 and 2013, respectively, and $213,257 and $308,819 for the nine months ended March 31, 2014 and 2013, respectively. For “Vastitute Media” being recognized as one of China’s well-known trademark brands, the Company also received an award of $239,015 from the municipal government. Other miscellaneous income totaled $34,563 for the nine months ended March 31, 2013.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	March 31, 2014	June 30, 2013
Wang, Caiqin	$139,954	$146,157
Ma, Ming	20,435	93,577
Wang, Guojun	40,951	122,369
Total	$201,340	$362,103

The above stockholders periodically provide funds for the Company’s operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 13 - WARRANTS

 On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement (“SPA”) with an institutional investor and pursuant to the SPA, Fortune-Rich issued 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich were convertible into 5,497,933 shares of the common stock of the Company upon completion of the Merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which were exchanged for 3,298,760 warrants of the Company upon the completion of the Merger with an exercise price of 0.95. The warrants, which were assumed by the Company upon the Merger, expired on November 23, 2013. As of March 31, 2014, all warrants were expired.

The following is a summary of warrant activities for the nine months ended March 31, 2014:

	Warrants	Weighted Average	Average Remaining	Average Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, June 30, 2013	3,315,426	$0.95	0.41	-
Granted	-	-	-	-
Forfeited	3,315,426	$0.95	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2014	-	$-	-	-

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	423,809	-	63,885
	-	423,809	-	63,885
Deferred tax expense (benefit)
Federal	-	-	-	-
State	-	-	-	-
Foreign	105,779	(128,911)	45	151,411
	105,779	(128,911)	45	151,411
Income tax provision	$105,779	$294,898	$45	$215,296

The deferred tax expense (benefit) is the change of deferred tax assets and deferred tax liabilities resulting from the temporary difference between tax and US GAAP due to operating loss carry forward, deferred revenue and bad debt expense. The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings (loss) for the nine months ended March 31, 2014 and 2013 are summarized below:

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Profitable entities	$764,380	$1,485,225	$231,681	$477,451
Loss entities	(3,279,243)	(4,351,603)	(2,181,114)	(1,723,403)
Total loss before taxes	$(2,514,863)	$(2,866,378)	$(1,949,433)	$(1,245,952)

Current tax expense represents the tax effect calculated on the profitable entities noted above at a statutory rate of 25%. Losses totaling $ 3,279,243 are attributed to entities operating in tax jurisdictions separate from the profit entities and cannot be used to offset any gains. Tax benefits attributed to the loss entities were fully reserved.

Tax calculation:
	For the nine months ended		For the three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Earnings	$764,380	$1,485,225	$231,681	$477,451
NOL applied	(764,380)	(305,633)	(231,681)	(221,911)
Tax base	-	-	-	-
Statutory rate	25%	25%	25%	25%
Tax expense	$-	$294,898	$-	$63,885

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through March 31, 2014. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2033 of approximately $4,282,214 and $3,162,886 as of March 31, 2014 and June 30, 2013, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,455,953 and $1,075,381 as of March 31, 2014 and June 30, 2013, respectively.

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

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, V-Media Group and its subsidiaries of Jiaotong, Gongcheng, Shenyang, Wangluo, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,263,953 and $4,081,411 as of March 31, 2014 and June 30, 2013, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the three months ended March 31, 2014, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to $0.8 million and $1 million as of March 31, 2014 and June 30, 2013. The valuation allowance as of March 31, 2014 and June 30, 2013 was $0.8 million and $1 million, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Total business tax expenses were $155,734 and $338,887 for the three months ended March 31, 2014 and 2013, respectively, and totaled $738,073 and $1,100,830 for the nine months ended March 31, 2014 and 2013, respectively.

c) Taxes payable consisted of the following:

	March 31,	June 30,
	2014	2013
Business tax payable	$(23,497)	$63,405
Corporate income tax payable	179,328	222,525
VAT payable	68,185	150,791

Other	153,267	212,697
Total taxes payable	$377,283	$649,418

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the three and nine months ended March 31, 2014. The Company files income tax returns with U.S. Federal Government, as well as the state of Delaware. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. Federal and state income tax examinations by tax authorities for years on or after 2010.

The Company’s foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EARNINGS PER SHARE

As of March 31, 2014, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

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

	For the three months ended March 31, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$2,430,097	$251,339	$-	$88,805	$-	$713,038	$3,483,279
Cost of Revenue	(1,843,205)	(314,329)	(213,762)	(51,552)	(149,316)	(884,863)	(3,457,027)
Gross Profit	$586,333	$(62,990)	$(213,224)	$37,253	$(149,295)	$(171,825)	$(26,252)

	For the three months ended March 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,089,007	$345,632	$931,079	$55,536	$289,739	$225,000	$4,935,993
Cost of Revenue	(2,547,447)	(218,384)	(537,960)	(56,961)	(164,710)	(293,201)	(3,818,663)
Gross Profit	$541,560	$127,248	$393,119	$(1,425)	$125,029	$(68,201)	$1,117,330

	For the nine months ended March 31, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$10,659,074	$662,158	$1,251,465	$369,369	$49,666	$1,630,703	$14,622,435
Cost of Revenue	(7,153,643)	(803,819)	(953,757)	(121,058)	(414,308)	(2,647,637)	(12,094,222)
Gross Profit	$3,505,431	$(141,661)	$297,708	$248,311	$(364,642)	$(1,016,934)	$2,528,213

	For the nine months ended March 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$12,486,049	$930,903	$1,645,261	$399,428	$752,533	$225,000	$16,439,174
Cost of Revenue	(8,407,755)	(922,300)	(1,085,664)	(132,308)	(788,376)	(2,000,771)	(13,337,174)
Gross Profit	$4,078,294	$8,603	$559,597	$267,120	$(35,843)	$(1,775,771)	$3,102,000

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of March 31, 2014, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of March 31, 2014, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 2 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. On March 1, 2012, we also gained the operating right for one LED screen located at No. 1 Times Square in New York City in the United States for twelve months. We successfully extended the lease through August 31, 2014.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended March 31, 2014 Compared to the Three-Month Period Ended March 31, 2013

Revenue

The following table shows the revenues of the Company on a consolidated basis:

REVENUES	Three Months Ended March 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$1, 251,568	$1,052,910	$198,658	18.9%
City Transit system Display network	661,446	908,252	(246,806)	(27.2)%
Outdoor Billboards	475,513	875,520	(400,007)	(45.7)%
City Navigator	31,373	65,877	(34,504)	(52.4)%
Other service income(a)	10197	186,448	(176,251)	(94.5)%
Subtotal for Dalian District	$2,430,097	$3,089,007	$(658,910)	(21.3)%

Shenyang District
Street Fixture and Display network	$87,293	$97,381	$(10,088)	(10.4)%
Outdoor Billboards	164,046	248,251	(84,205)	(33.9)%
Subtotal for Shenyang District	$251,339	$345,632	$(94,293)	(27.3)%

Beijing District
Outdoor Billboards	$-	$931,079	$931,079	(100)%
Subtotal for Beijing District	$-	$931,079	$931,079	(100)%

Tianjin District
Outdoor Billboards	$88,805	$55,536	$33,269	59.9%
Subtotal for Tianjin District	$88,805	$55,536	$33,269	59.9%

Shanghai District
Outdoor Billboards	$-	$289,739	$(289,739)	(100.0)%
Subtotal for Shanghai District	$--	$289,739	$(289,739)	(100.0)%

US District
Outdoor Billboards	$713,038	$225,000	$488,038	216.9%
Subtotal for US District	$713,038	$225,000	$488,038	216.9%

Total Revenues	$3,483,279	$4,935,993	$(1,452,714)	(29.4)%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended March 31, 2014 were $3,483,279, a decrease of $1,452,714 or 29.4%, from $4,935,993 for the three months ended March 31, 2013. The decrease in revenue was primarily attributable to the revenue decrease in Shenyang, Beijing, Shanghai and Dalian district, offset by revenue increases in Tianjin and US district.

The overall decrease of revenue is due to the change of business strategy. Instead of chasing high revenue, we are more focusing on expanding our profitable business units and segments and downsizing the manpower of those segments and subsidiaries continuously incurring losses.

The other reason for the decrease of revenue is because certain business sectors of our clients didn’t perform well compared with a year ago --we lost some real estate clients in this quarter when service terms expired. The real estate industry is still under financial pressure and thus lowered their advertisement budget. We are now developing new customers from banking, food and beverage and other industries to make up the market share loss. We expect that the revenues for the near future will increase from these new customers.

For the three months ended March 31, 2014, sales in Dalian district accounted for 69.7% of our total sales, a decrease of $658,910, or 21.3%, to $2,430,097 from $3,089,007 for the three months ended March 31, 2013.

For three months ended March 31, 2014, sales in Tianjin district increased by 33,269, or 59.9%, to $88,805 from $55,536 for the three months ended March 31, 2013.

Sales in Shanghai District decreased 100% to $0 from $289,739 for the three months ended March 31, 2014. The Company is downsizing the manpower of our Shanghai office due to the continuous loss incurred for the past periods. Currently we are in negotiation with several companies for potential advertising contracts.

Sales in Shenyang district decreased $94,293 or 27.3% to $251,339 from $345,632 for the three months ended March 31, 2014.

Sales in Beijing district decreased by $100%, to $0 from $931,079 for the three months ended March 31, 2014. The previous contract on billboard in Beijing has expired, and we are looking for potential new clients to fill the space. Currently we are negotiating with companies for potential advertising contracts.

Sales in US district increased by $488,038 or 216.9%, to $713,038 from $225,000 for the three months ended March 31, 2014.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2014 were $3,457,027, a decrease of $361,636 or 9.5%, from $3,818,663 for the same period ended March 31, 2013. The decrease in cost of revenue was in proportionate with the decrease of revenue, which was primarily attributable to the decrease of variable costs associated with the revenue. As a percentage of total revenue, cost of revenue accounted for approximately 99.2% and 77.4% for the three months ended March 31, 2014 and 2013, respectively.

COST OF REVENUES	Three Months Ended March 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$868,365	$864,381	$3,984	0.5%
City Transit system Display network	545,829	756,601	(210,772)	(27.9)%
Outdoor Billboards	362,874	569,001	(206,127)	(36.2)%
City Navigator	60,871	51,450	9,421	18.3%
Other service cost (b)	5,266	306,014	(300,748)	(98.3)%
Subtotal for Dalian District	$1,843,205	$2,547,447	$(704,242)	(27.6)%

Shenyang District
Street Fixture and Display network	$111,049	$62,833	$48,216	76.7%
Outdoor Billboards	203,280	155,551	47,729	30.7%
Subtotal for Shenyang District	$314,329	$218,384	$95,945	43.9%

Beijing District
Outdoor Billboards	$213,762	$537,960	$(324,198)	(60.3)%
Subtotal for Beijing District	$213,762	$537,960	$(324,198)	(60.3)%

Tianjin District
Outdoor Billboards	$51,552	$56,961	$(5,409)	(9.5)%
Subtotal for Tianjin District	$51,552	$56,961	$(5,409)	(9.5)%

Shanghai District
Outdoor Billboards	$149,316	$164,710	$(15,394)	(9.3)%
Subtotal for Shanghai District	$149,316	$164,710	$(15,394)	(9.3)%

United States
Outdoor Billboards	$884,863	$293,201	$591,662	201.8%
Subtotal for United States	$884,863	$293,201	$591,662	201.8%

Total Cost of Revenue	$3,457,027	$3,818,663	$(361,636)	(9.5)%

(b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2014 decreased by $1,091,078 or 97.7% to a loss of $26,252 from a profit of $1,117,330 for the same period in 2013. The decrease in gross profit was due to the decrease in revenue during the three months ended March 31, 2014. Consequently, the Company experienced a gross margin of 1% during the three months ended March 31, 2014 compared with gross profit margin of 22.6% during the same period in 2013. The primary reason for the significant decrease of gross profit margin is because no revenue has been generated from Beijing and Shanghai district but the fixed cost including the billboard right amortization is high.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,767,734 during the three months ended March 31, 2014, a decrease of $431,800 or 19.6%, compared to $2,199,534 for the same period ended March 31, 2013. The decrease in our operating expenses was mainly due to decrease of one time guarantee fees of 0.6 million paid in last year to third party guarantee companies for the bank loans and offset by increased bad debt expense for approximately $0.3 million.

Other Income (Expenses)

For the three months ended March 31, 2014, we had total other expenses of $207,951, an increase of $44,203 or 27.0%, compared to $163,748 during the same period of 2013.  The increase in other expenses was mainly due to the $120,286 decrease in subsidy income during the period.

Interest expense on our bank loans for the three months ended March 31, 2014 and 2013, amounted to $263,479 and $274,233, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $1,857,073 for the three months ended March 31, 2014, as compared with the net loss of $1,581,466 during the three months ended March 31, 2013, representing an increase of 17.4%. The increase in net loss was mainly attributed to our decrease in revenue.

Comprehensive Loss Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. The foreign currency translation adjustments decreased by $268,882 due to the depreciation of RMB against USD for this period. As a result of a currency translation adjustment gain, our comprehensive loss was $2,051,887 during the three months ended March 31, 2014, as compared with $1,616,886 during the three months ended March 31, 2013, an increase of 26.9%.

Results of Operations for the Nine-Month Period Ended March 31, 2014 Compared to the Nine-Month Period Ended March 31, 2013

Revenue

The following table shows the operations of the Company on a consolidated basis for the nine months ended March 31, 2014 and 2013:

REVENUES	Nine Months Ended March 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$5,021,409	$4,601,130	$420,279	9.1%
City Transit system Display network	2,432,794	3,117,942	(685,148)	(22.0)%
Outdoor Billboards	2,638,897	2,851,957	(213,060)	(7.5)%
City Navigator	233,375	272,990	(39,615)	(14.5)%
Other service income(a)	332,599	1,642,030	(1,309,431)	(79.7)%
Subtotal for Dalian District	$10,659,074	$12,486,049	$(1,826,975)	(14.6)%

Shenyang District
Street Fixture and Display network	$154,002	$281,978	$(127,976)	(45.4)%
Outdoor Billboards	508,156	648,925	(140,769)	(21.7)%
Subtotal for Shenyang District	$662,158	$930,903	$(268,745)	(28.9)%

Beijing District
Outdoor Billboards	$1,251,465	$1,645,261	$(393,796)	(23.9)%
Subtotal for Beijing District	$1,251,465	$1,645,261	$(393,796)	(23.9)%

Tianjin District
Outdoor Billboards	$369,369	$399,428	$(30,059)	(7.5)%
Subtotal for Tianjin District	$369,369	$399,428	$(30,059)	(7.5)%

Shanghai District
Outdoor Billboards	$49,666	$752,533	$(702,867)	(93.4)%
Subtotal for Shanghai District	$49,666	$752,533	$(702,867)	(93.4)%

US District
Outdoor Billboards	$1,630,703	$225,000	$1,405,703	624.8%
Subtotal for US District	$1,630,703	$225,000	$1,405,703	624.8%

Total Revenues	$14,622,435	$16,439,174	$(1,816,739)	(11.1)%

(a)
Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the nine months ended March 31, 2014 were $14,622,435, a decrease of $1,816,739 or 11.1%, from $16,439,174 for the nine months ended March 31, 2013. The decrease in revenue was primarily attributable to the revenue decrease in Dalian, Shenyang, Beijing, Tianjin and Shanghai district, offset by revenue increases in US district.

The overall decrease of revenue is due to the change of business strategy. Instead of chasing high revenue, we are more focusing on expanding our profitable business units and segments and downsizing the manpower of those segments and subsidiaries continuously incurring losses.

The other reason for the decrease of revenue is because we lost some real estate clients in this quarter when service terms expired. The real estate industry is still under financial pressure and thus lowered their advertisement budget. We are now developing new customers from banking, food and beverage and other industries to make up the market share loss. We expect that the revenues for the near future will increase from these new customers.

For nine months ended March 31, 2014, sales in Dalian district accounted for 72.9% of our total sales, decreased by $1,826,975, or 14.6%, to $10,659,074 from $12,486,049 for the nine months ended March 31, 2013. The decrease is mainly from our construction services and network services. Our construction service and network services generated limited revenue for us in this year due to intensive competition we faced in the market.

Sales in Tianjin district decreased by 30,059, or 7.5%, to $369,369 from $399,428 for the nine months ended March 31, 2013. Sales in Shanghai District decreased $702,867 or 93.4% to $49,666 from $752,533 for the nine months ended March 31, 2014. Revenue decreases in Tianjin and Shanghai is due to more intense competition in those markets. Due to more billboards are constructed near Shanghai airport highway and Tianjin commercial area where our billboards are located, we are facing fierce competition and lost some contracts. Currently we are in negotiation with several companies for potential advertising contracts.

Sales in Shenyang district decreased $268,745 or 28.9% to $662,158 from $930,903 for the nine months ended March 31, 2014. With a new billboard near train station in Shenyang area at the end of this quarter, we expect more revenue this year comparing to last year.

Sales in Beijing district decreased by $393,796, or 23.9%, to $1,251,465 from $1,645,261 for the nine months ended March 31, 2014, due to the contract with Baoan Real Estate Company expired and the company is looking for new potential clients for Beijing platform. Currently we are negotiating with companies for potential advertising contracts.

Sales in the US increased $1,405,703 from $225,000 for the nine months ended March 31, 2014 compared with nine months ended March 31, 2013, as the Company signed several contracts for its leased Time Square Billboard since January 2013.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2014 was $12,094,222, a decrease of $1,242,952 or 9.3%, from $13,337,174 for the same period ended March 31, 2013.  Decrease in cost of revenue is due to: (a) a reduction of rental cost of about $850,000 as the company increased its own bus shelters and outdoor billboards and expected the decrease of revenue in the period; (b) a reduction in production costs of about $1 million related to our advertising fixture construction business due to the significant decrease of the revenue ; (c) offset by the increase of billboard rights amortization of $0.8 million  We experienced higher labor costs due to our hiring of expert ads production staff and higher material charges due to price increases, but the effect is offset by savings noted above.

COST OF REVENUES	Nine Months Ended March 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$3,118,988	$3,355,980	$(236,992)	(7.1)%
City Transit system Display network	2,065,771	2,250,877	(185,106)	(8.2)%
Outdoor Billboards	1,564,348	1,266,073	298,275	23.6%
City Navigator	224,513	228,662	(4,149)	(1.8)%
Other service cost (b)	180,023	1,306,163	(1,126,140)	(86.2)%
Subtotal for Dalian District	$7,153,643	$8,407,755	$(1,254,112)	(14.9)%

Shenyang District
Street Fixture and Display network	$183,101	$142,755	$40,346	28.3%
Outdoor Billboards	620,718	779,545	(158,827)	(20.4)%
Subtotal for Shenyang District	$803,819	$922,300	$(118,481)	(12.8)%

Beijing District
Outdoor Billboards	$953,757	$1,085,664	$(131,907)	(12.1)%
Subtotal for Beijing District	$953,757	$1,085,664	$(131,907)	(12.1)%

Tianjin District
Outdoor Billboards	$121,058	$132,308	$(11,250)	(8.5)%
Subtotal for Tianjin District	$121,058	$132,308	$(11,250)	(8.5)%

Shanghai District
Outdoor Billboards	$414,308	$788,376	$(374,068)	(47.4)%
Subtotal for Shanghai District	$414,308	$788,376	$(374,068)	(47.4)%

United States
Outdoor Billboards	$2,647,637	$2,000,771	$646,866	32.3%
Subtotal for United States	$2,647,637	$2,000,771	$646,866	32.3%

Total Cost of Revenue	$12,094,222	$13,337,174	$(1,242,952)	(9.3)%

(b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the nine months ended March 31, 2014 decreased by $573,787 or 18.5% to $2,528,213 from $3,102,000 for the same period in 2013. The decrease in gross profit was due to the decrease in revenue during the nine months ended March 31, 2014 when fixed cost stays in the same level. Management is actively enforcing cost-saving measures which lead to decreases of cost and expenses in current quarters. Our gross margin during the nine months ended March 31, 2014 and 2013 were 17.3% and 18.9%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $4,481,325 during the nine months ended March 31, 2014, a decrease of $1,197,044 or 21.1%, compared to $5,678,369 for the same period ended March 31, 2013.  The decrease in SG&A expenses is mainly due to the Company’s write off of two-months prepaid rent on the Time Square LED which amounted to $560,000 and was recorded as general and administrative expense in the first quarter of 2013 and decrease of one time guarantee fees of 0.6 million paid in last year to third party guarantee companies for the bank loans

Other Expenses

For the nine months ended March 31, 2014, we had total other expenses of $561,751, an increase of $271,742 or 93.7%, compared with the other expenses of $290,009 during the same period of 2013.  The increase in other expense was mainly due to the $369,140 decrease in subsidy income during the period.

Interest expense on our bank loans for the nine months ended March 31, 2014 and 2013, amounted to $815,254 and $814,655, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $2,553,950 for the nine months ended March 31, 2014, as compared with the net loss of $3,431,807 during the nine months ended March 31, 2013, representing a decrease of 25.6%. The decrease in net loss was mainly attributed to our decrease in selling, general and administrative expenses.

Comprehensive Loss Attributable to the Company

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. The foreign currency translation adjustments decreased by $395,180 due to the depreciation of RMB against USD for this period. As a result of a currency translation adjustment loss, our comprehensive loss was $2,617,582 during the nine months ended March 31, 2014, as compared with $3,208,331 during the nine months ended March 31, 2013, a decrease of 18.4%.

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

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from customers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. Management is actively enforcing cost-saving measures which lead to a decrease of cost and expenses in the current quarter. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. Based on our past experience, we usually can negotiate with our banks to renew our loans on an annual basis. The Company expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which the bank provides a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020.  In May 2013, we signed another agreement with China Merchants Bank, pursuant to which the bank will provide a RMB10 million ($1.6 million) revolving credit line to us from May 27, 2013 to May 26, 2014. The Company is currently negotiating with the bank to renew this loan. We also have a line of credit from Bank of China in the amount of $3.48 million from February 2013 to August 2014. Additionally, our major Shareholder Mr. Guojun Wang will provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

We are currently monitoring our operational segments and adjusting our business strategy. In order to focus our resources towards our profitable subsidiaries and segments, we are downsizing the manpower our non-profitable subsidiaries. We may not renew billboard rentals, which did not bring us enough cash flow in the past. Instead, we invest in business segments that have higher gross margins. For the nine months ended March 31, 2014, cash provided by operating activities is $4,652,085, compared to $3,676,496 provided by operating activities in the same period of 2013.

As of March 31, 2014, the Company’s cash and cash equivalents amounted to $765,600, a decrease of $1,382,721 from $2,148,321 as of June 30, 2013.

Cash Flow from Operating Activities

Net cash provided by operating activities was $4,652,085 for the nine months ended March 31, 2014, an increase of $975,589 from the net cash provided by operating activities of $3,676,496 for the nine months ended March 31, 2013. The increase was mainly due to a decrease in the net loss of $540,634 and an increase of our deferred tax provision of $202,830, depreciation and amortization of $1,028,033, account receivable of $208,938 and deferred revenues of $504,673, offset by decrease of advance to suppliers of $505,850, taxes payable of $343,816, other current assets of $207,903 and other payable of $530,589.

Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2014 was $6,499,551 as compared to net cash used of $5,705,164 for the nine months ended March 31, 2013.  Cash used in investing activities in the current period was primarily for acquisitions of new outdoor advertising platforms to expand our existing advertising network.

Cash Provided by Financing Activities

For the nine months ended March 31, 2014, net cash provided by financing activities was $459,695 as a result of i) net repayments of third party loans of $1,392,062; ii) Net proceeds from short-term bank loans of approximately $1.97 million, iii) net repayment of long-term loans of $391,865. Net cash provided by financing activities was $817,269 for the nine months ended March 31, 2013, primarily due to proceeds from short-term bank loans of $2,214,874 and acceptance notes payable of $2,868,185 which were partially offset by a $3,256,921 allocation to restricted cash.

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

Impact of Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, we have

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

Date:  May 15, 2014

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