Form 10-K
period 2014-06-30
V Media Corp
filed 2014-10-14
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Registrant's telephone number, including area code: 86-0411-82728168

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2013 was approximately $1,390,592.08 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board")

As of October 9, 2014, there were 27,590,001 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	31

SIGNATURES	33

EXHIBIT INDEX	34

i

As used herein, "we," "us," "our" and the "Company" refers to V Media Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

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

On December 8, 2009, we acquired all of the outstanding capital stock of Hongkong Fortune-Rich Investment Co., Limited, a Hong Kong corporation ("Fortune-Rich"), through China New Media Corp., a Delaware corporation (the "Merger Sub") wholly owned by us (the "Merger").  Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management and Consultation Co., Ltd. ("Dalian Guo-Heng"), a limited liability company organized under the laws of the People's Republic of China. Substantially all of Fortune-Rich's operations are conducted in China through Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng's consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. ("V-Media") and its subsidiaries. V-Media is a fast-growing outdoor advertising company with major operations in Dalian, the commercial center of Northeastern China. Upon the completion of the Merger, our name was changed from Golden Key International, Inc. to China New Media Corp. 26,398,634 shares of the common stock of the Company were issued to the shareholders of Fortune-Rich, which constituted approximately 96% of the common stock of the Company. Effective December 28, 2009, our trading symbol on the OTC Bulletin Board was changed to CMDI.OB.

Through the contractual arrangements between Dalian Guo-Heng and V-Media, we operate one of the largest outdoor advertising networks in northeast China with strong market presence in Dalian and Shenyang, the two most popular commercial cities in Northeast China; and expanded presence in Beijing, Tianjin and Shanghai. We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement which includes displays on mass city transit system such as city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city's streets and highways; and (4) our proprietary and patented multi-media system, "City Navigator ® Network."

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains to be CMDI.OB.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media's subsidiaries:
Name of Subsidiary	V-Media's Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	100%	Dalian	Computer exploitation, technical service and domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design and construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	100%	Shanghai	Advertising company
Vastitude Media –US Corporation	100%	U.S.	Advertising company

Intellectual Property

As of June 30, 2014, Mr. Guojun Wang, our CEO and largest shareholder of V-Media, is the owner of 40 patents in the outdoor advertising display field.  His innovations on billboards, bus and taxi shelters, newsstands and other street fixtures have been vastly used in our outdoor display networks.  Mr. Wang has entered into licensing agreements with V-Media to allow V-Media to use his patents without charge.

Regulation

China's advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Outdoor advertisements in China must be registered with the local State Administration for Industry & Commerce ("SAIC") before dissemination.  The content, format, specifications, periods and locations of dissemination of the outdoor advertisement must be submitted for filing with the local SAIC.

Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements, and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator's license for advertising business operations.  Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

As an advertising service provider, we are obligated under Chinese laws and regulations to monitor the advertising content shown on our platforms for compliance with applicable law. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained the requisite government approvals, including the advertising client's operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities.

Marketing

Our marketing staff is trained to work closely with customers such as direct advertisers and advertising agencies. We provide professional and customizing advice to meet customers' advertising needs.  As of June 30, 2014, we had 46 dedicated sales and marketing personnel. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients in a wide variety of industries.

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

Customers

For the fiscal year ended June 30, 2014, we do not have any individual customers accounting for more than 10% of our total revenues. Although our revenues from these advertising clients generally constitute a substantial part of our total revenues, we believe our business is not dependent on any individual advertising client.

Employees

V-Media currently has 153 full-time employees as of June 30, 2014, including 21 in manufacturing, 8 in research and development, 39 in administration and financial department, and 46 in sales, purchasing and marketing.

Recent Developments

Recognition of a "China Well-know Trademark" by the SAIC

On January 10, 2012, our trademark " Vastitude Media" has been recognized by the State Administration for Industry and Commerce (SAIC) as a "China Well-known Trademark". This is the first Well-known trademark that has ever been given in the outdoor media industry and entitles the Company to an additional RMB 50 million credit line.

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

Our stock is currently quoted on the OTC Bulletin Board under the symbol "CMDI.OB." There is currently no active trading market in our common stock and there is no assurance that an active trading market will develop.  In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company's growth and profitability.  Specifically:

●	the global credit/liquidity crisis could impact the cost and availability of financing and our Company's overall liquidity;
●	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
●	the devaluation and volatility of global stock markets impacts the valuation of our Company's equity securities.

These factors could have a material adverse effect on our Company's financial condition and results of operations.

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

Capital outflow policies in the People's Republic of China may hamper our ability to remit income to the United States.

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

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. The depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets. On the other side, however, the continued appreciation of Renminbi against U.S. dollar will also result in translation gain under U.S. GAAP.

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

Compliance with China's advertising laws and regulations may be difficult and could be costly, and failure to comply could subject us to government sanctions.

China's advertising laws and regulations require advertisers, advertising operators and advertising distributors to ensure the content of the advertisements they prepare or distribute are fair and accurate and are in compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator's license for advertising operations.

As an advertising service provider, we are obligated under China's laws and regulations to monitor the advertising content shown on our network for compliance with applicable law. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we can provide no assurance each advertisement that an advertiser or advertising agency client provides us and which we publish is in compliance with relevant advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete. Although we review advertising content for compliance with relevant laws and regulations, the content standards in China are less certain and less clear than in those in more developed countries such as the U.S. and we can provide no assurance that we will be able to properly review the content to comply with the standards imposed on us.

We rely on contractual arrangements between Dalian Guo-Heng and V-Media for our operations in China, which may not be as effective as direct ownership in providing operational control.

We rely on contractual arrangements between Dalian Guo-Heng and V-Media to operate our advertising business. For a description of these contractual arrangements, see "Part I – Item 1 – Business – Overview."

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary's and affiliate's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our shareholders are currently in compliance with Circular 75. However, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us in the future, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary's and affiliate's ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's and affiliate's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Our shares are subject to rules applicable to "penny stock" which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

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

Year 2014	High ($)	Low ($)
First Quarter ended September 30, 2013	0.15	0.06
Second Quarter ended December 31, 2013	0.15	0.05
Third Quarter ended March 31, 2014	0.11	0.07
Fourth Quarter ended June 30, 2014	0.40	0.11

Year 2013	High ($)	Low ($)
First Quarter ended September 30, 2012	0.28	0.11
Second Quarter ended December 31, 2012	0.12	0.03
Third Quarter ended March 31, 2013	0.20	0.06
Fourth Quarter ended June 30, 2013	0.15	0.13

As of the date of this filing, there were approximately 273 owners of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

Our shares are subject to rules applicable to "penny stock" which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

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

Securities authorized for issuance under equity compensation plans.

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors that can affect our results of operations are as follows:

Domestic Spending and Urbanization

The demand for our advertising time slots is directly related to the outdoor advertising spending in northeast China and the overall economic growth in China. Advertising spending is largely determined by the economic conditions in our region.  The Chinese government is aimed at building a domestic consumer-driven economy, which we believe, will continue to generate demand for outdoor advertising.

 Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We promote our brand name, [国域无疆]TM, through both our own media channels and public channels in North China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public's awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients' needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effectiveness and efficiency markedly.  We plan to build more mega-screen (100 square meters to 500 square meters, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities including New York;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenue

The following table shows the operations of the Company on a consolidated basis for the fiscal years ended June 30, 2014 and 2013:

REVENUES	Fiscal Years Ended June 30,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$7,025,688	$6,695,706	$329,982	4.9%
City Transit system Display network	3,483,114	4,094,252	(611,138)	(14.9)%
Outdoor Billboards	3,505,519	3,659,857	(154,338)	(4.2)%
City Navigator	307,144	351,288	(44,144)	(12.6)%
Other service income (a)	426,575	1,789,061	(1,362,486)	(76.2)%
Subtotal for Dalian District	$14,748,040	$16,590,164	$(1,842,124)	(11.1)%

Shenyang District
Street Fixture and Display network	$262,812	$342,940	$(80,128)	(23.4)%
Outdoor Billboards	619,628	757,659	(138,031)	(18.2)%
Subtotal for Shenyang District	$882,440	$1,100,599	$(218,159)	(19.8)%

Beijing District
Outdoor Billboards	$1,244,343	$2,416,329	$(1,171,986)	(48.5)%
Subtotal for Beijing District	$1,244,343	$2,416,329	$(1,171,986)	(48.5)%

Tianjin District
Outdoor Billboards	$339,398	$440,331	$(100,933)	(22.9)%
Subtotal for Tianjin District	$339,398	$440,331	$(100,933)	(22.9)%

Shanghai District
Outdoor Billboards	$104,688	$825,793	$(721,105)	(87.3)%
Subtotal for Shanghai District	$104,688	$825,793	$(721,105)	(87.3)%

US District
Outdoor Billboards	$1,770,599	$450,000	$1,320,599	293.5%
Subtotal for US District	$1,770,599	$450,000	$1,320,599	293.5%

Total Revenues	$19,089,508	$21,823,216	$(2,733,708)	(12.5)%

(a) Other service income generated by Construction & Design service provided by Dalian Vastitute Engineering & Design Company and technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the fiscal year ended June 30, 2014 were $19,089,508, a decrease of $2,733,708 or 12.5%, from $21,823,216 for the fiscal year ended June 30, 2013. The mainly reason is the Company was affected by the general economic downturn, especially real estate industry during 2012 and 20013. In past year, the Company monitored its operating segments and adjusted its business strategy to face economic change. In order to focus resources towards profitable subsidiaries and segments, the Company is downsizing its non-profitable subsidiaries. It may not renew billboard rentals that did not bring enough cash flow in the past.

For the fiscal year ended June 30, 2014, sales in Dalian district, accounted for 77.3% of our total sales, a decrease of $1,842,124, or 11.1%, to $14,748,040 from $16,590,164 for the fiscal year ended June 30, 2013. The decrease was mainly because of construction revenue which decreased $1,362,486 or 76.2%, from $1,789,061 to $426,575. Revenue from City Transit System Display Network and City Navigator had a decline of 14.9% and 12.6% compared with revenue last year. These were due to 1) the Company changed its strategy to focus more on outdoor LED screens and billboards, which have less government regulations on location approval. City Navigator, on the contrary, faces more stringent approval by the government. 2) Customers for City Navigator are mostly in the real estate industry. Real estate customers are still under financial pressure and thus have lower advertisement budgets. Overall sales in Shenyang district decreased by $218,159, or 19.8%, to $882,440 from $1,100,599 for the fiscal year ended June 30, 2014. In Shenyang, sales generated from street fixture and display networks decreased by 23.4%, or $80,128 for the fiscal year ended June 30, 2014 compared with same period in 2013, and sales generated from billboards including LED screens decreased by 18.2%, or $138,031 for the fiscal year ended June 30, 2014 as compared with the same period in 2013.

For the fiscal year ended June 30, 2014, sales in Tianjin district decreased by $100,933, or 22.9%, to $339,398 from $440,331 for the fiscal year ended June 30, 2013. Sales revenue in Shanghai District decreased by $721,105 or 87.3% to $104,688 from $825,793 for the fiscal year ended June 30, 2013. Sales revenue in Beijing District decreased by $1,171,986 or 48.5% to $1,244,343 from $2,416,329 for the fiscal year ended June 30, 2013.

Sales revenue in the US increased by $1,320,599 to $ 1,770,599 from $450,000 for the fiscal year ended June 30, 2014, as the Company signed various contracts with customers from both China and US to sublease certain advertising time slots of its leased Time Square Billboard during the year. This lease expired on August 31, 2014, and was not renewed since it did not generate enough sales to meet the Company's expectation.

Cost of Revenue

Cost of revenue for the fiscal year ended June 30, 2014 were $16,250,101, a decrease of $1,997,210 or 10.9%, from $18,247,311 for the same period ended June 30, 2013. The decrease in cost of revenue was primarily attributable to: (i) The decrease in billboard rights amortization expense in the amount of $0.4 million due to a decrease of billboard right obtained in China. (ii) Decrease in raw material cost. As a percentage of total revenues, cost of revenue accounted for approximately 85.1% and 83.6% for the fiscal year ended June 30, 2014 and 2013, respectively. We incurred fees to building owners for placing and/or operating our digital screens. These fees constitute a significant portion of our cost of revenues. While we make payment almost immediately after signing the leasing contract and make additional payment on a fixed schedule, it took us a while to ramp up sales of advertising time slots and locations and build up revenues from these newly acquired or leased platforms. As we continue to operate the current advertising network and look for opportunity to expand and add on new platforms, we may experience a similar level of leasing fees and billboard rights amortization expense. However, as the newly acquired platforms start to generate revenue, we anticipate a decrease in the percentage of cost of revenue relative to revenue.

COST OF REVENUES	Fiscal Year Ended June 30,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$3,804,975	$4,572,063	$(767,088)	(16.8)%
City Transit system Display network	2,676,707	2,470,733	205,974	8.3%
Outdoor Billboards	2,494,156	2,117,049	377,107	17.8%
City Navigator	291,828	316,846	(25,018)	(7.9)%
Other service cost (b)	220,740	1,782,543	(1,561,803)	(87.6)%
Subtotal for Dalian District	$9,488,406	$11,259,234	$(1,770,828)	(15.7)%

Shenyang District
Street Fixture and Display network	$360,457	$365,630	$(5,173)	(1.4)%
Outdoor Billboards	823,403	759,033	64,370	8.5%
Subtotal for Shenyang District	$1,183,860	$1,124,663	$59,197	5.3%

Beijing District
Outdoor Billboards	$1,309,945	$1,483,807	$(173,862)	(11.7)%
Subtotal for Beijing District	$1,309,945	$1,483,807	$(173,862)	(11.7)%

Tianjin District
Outdoor Billboards	$199,801	$151,535	$48,266	31.9%
Subtotal for Tianjin District	$199,801	$151,535	$48,266	31.9%

Shanghai District
Outdoor Billboards	$541,017	$955,218	$(414,201)	(43.4)%
Subtotal for Shanghai District	$541,017	$955,218	$(414,201)	(43.4)%

United States
Outdoor Billboards	3,527,072	3,272,854	254,218	7.8%
Subtotal for United States	3,527,072	3,272,854	254,218	7.8%

Total Cost of Revenue	$16,250,101	$18,247,311	$(1,997,210)	(10.9)%

(b) Other service costs attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Gross profit for the fiscal year ended June 30, 2014 decreased by $736,498 or 20.6% to $2,839,407 from $3,575,905 for the same period in 2013.  Our gross profit margin during the fiscal year ended June 30, 2014 and 2013 were 14.9% and 16.4%, respectively. The decrease in our gross profit margin during fiscal year 2014 was primarily due to  decreased construction revenue and revenue from Beijing district. As a result, our gross profit margin was lower than the level we normally would expect. We intend to focus resources towards profitable subsidiaries and segments. We may not renew billboard rentals that did not bring enough cash flow in the past. Instead, we will invest a higher dollar amount in business segments that have higher gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $5,139,047 during the fiscal year ended June 30, 2014, a decrease of $2,409,548 or 31.9%, compared to $7,548,795 for the same period ended June 30, 2013. The decrease in our operating expenses was mainly due to (1) a decrease of $0.9 million in bad debt provision; and (2)  more controlled selling and promotional expenses in both existing and new markets, and other costs related to supporting our sales force. We expect selling and marketing expenses to increase at a controllable rate as we will continue to invest greater resources in sales and marketing of our advertising network.

Loss from Operations

Loss from operations was $2,299,640 for the year ended June 30, 2014 as compared to $3,972,690 loss for the year ended June 30, 2013, a decrease of $1,673,050 or 42.1%. The decrease in loss from operation was mainly due to a decrease in cost of revenue and selling, general and administrative expense, offsetting the decrease in total revenue. For the year ended June 30, 2014, non-cash expenses include $9.3 million in depreciation and amortization expense and $1.3 million of provision for doubtful accounts. For the year ended June 30, 2013, non-cash expenses include $9.6 million of depreciation and amortization expense and $2.2 million of provision for doubtful accounts.

Other Income (Expense)

For the fiscal year ended June 30, 2014, we had total other expense of $881,262, an increase of $32,673 or 3.9%, compared with $848,589 during the same period of 2013.  The increase in other expenses was mainly due to the decrease of subsidy income.

Interest expense on bank loans for the fiscal year ended June 30, 2014 and 2013, amounted to $1,205,755 and $1,359,366, respectively.

Loss Before Income Taxes

Loss before income taxes was $3,180,902 for the year ended June 30, 2014 as compared to a loss before income taxes of $4,821,279 for the year ended June 30, 2013, representing a decrease of $1,640,377 or 34.0% due to the reasons described above.

Income tax provision (benefit)

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

For the fiscal year ended June 30, 2014, we reported a total income tax provision of $125,741 due to operating income in certain of our Chinese subsidiaries incurred during the year. For the same period in 2013, we reported a total income tax provision of $875,065.  For the year ended June 30, 2014, management concluded the realization of PRC deferred tax assets is uncertain.  A full valuation allowance has been provided against the deferred tax assets as of June 30, 2014. The valuation allowance as of June 30, 2014 and 2013 was $0.76 million and $1.02, respectively.

Net Loss attributable to V- Media Corp.

Net loss attributable to the Company was $3,110,653 for the fiscal year ended June 30, 2014, as compared with a net loss of $6,060,879 during the fiscal year ended June 30, 2013. The decrease in net loss was mainly attributed to our decrease in cost of revenue and selling, general and administrative expense, offsetting the decrease in total revenue.

Comprehensive Income (Loss) Attributable to the Company

Our business operates primarily in Chinese Renminbi ("RMB"), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive loss was $3,527,607 during the fiscal year ended June 30, 2014, as compared with comprehensive loss of $5,725,061 during the fiscal year ended June 30, 2013.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2014	6.1538	6.1410
Year ended June 30, 2013	6.1372	6.2462

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from our operations and loans from commercial banks.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In the past few months, our revenue increased due to our effort of client diversification and strategy adjustment.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company expects to be able to refinance its short term loans based on past experience and the Company's good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank will provide us with a RMB 22 million ($3.6 million) revolving note payable credit line from July 25, 2012 to July 25, 2020. On September 4, 2014, we signed another agreement with Industrial and Commercial Bank of China, and pursuant to the agreement, the bank provided a RMB 1.8 million ($292,500) one-year loan to us until September 3, 2015.  Our major Shareholder, Mr. Guojun Wang has pledged to provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

 Additionally, our Time Square billboard lease has expired on August 31, 2014 and the lease was not renewed due to the recurring loss on this project. The management expects to save $3 million lease payment annually on this project and will cut approximately $1.8 million loss on the bottom line. Without this project, the Company expects to turn around and become profitable for the fiscal year ending June 30, 2015.

As of June 30, 2014, the Company's cash and cash equivalents amounted to $1,141,377, a decrease of $1,006,944 from $2,148,321 as of June 30, 2013.

Cash Flow from Operating Activities

Net cash provided by operating activities was $5,423,060 for the fiscal year ended June 30, 2014, a decrease of $1,402,663 from the cash provided by operating activities of $6,825,723 for the fiscal year ended June 30, 2013. The decrease was mainly due to decrease of our net loss. In addition, our accounts receivable decreased by $351,245, which is more than last year,  and other payable decreased by $877,896 instead of increasing. Accounts payable decreased instead of increasing, as it did last year as well. We also experienced decrease of depreciation and amortization of $369,457, and a decrease of provision for doubtful accounts of $912,437. Other assets, including other current assets and security deposit decreased instead of increasing as well.

Cash Used in Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2014 was $8,232,704 as compared to cash used in investing activities of $8,755,514 for the fiscal year ended June 30, 2013.  Cash used in investing activities in current period was primarily for acquisitions of new outdoor advertising platforms to expand our existing advertising network, offset by net repayments of loans to third parties.

Cash Provided by Financing Activities

For the fiscal year ended June 30, 2014, net cash provided by financing activities was $1,806,265 as a result of i) net proceeds from restricted cash was $0.4 million; ii) Net proceeds from short-term bank loans was approximately $3.3 million, iii) net proceeds from related party loans of $54,616, partially offset by cash used in repayment of bank acceptance notes payable of $1.6 million and $0.4 million repayment of long-term loans. Net cash used in financing activities was $2,488,616 for the fiscal year ended June 30, 2013, primarily due to net repayment of restricted cash of $3.3 million, related party loans of $0.3 million and long-term loans of $0.6 million and partially offset by a $334,603 proceeds from capital contributions, $1.1 million proceeds from short-term bank loans and $5.1 million proceeds from bank acceptance notes payable.

Loan Facility

Short-Term Loans

 a)            Loan payable to Shanghai Pudong Development bank is a one-year term loan from June 19, 2014 to June 18, 2015 for RMB12,000,000 ($1.95 million) at a variable interest rate based on the interest rate set by the People's Bank of China.  The effective rate is 7.5% per year.  This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as the Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

b)            Loan payable to Dalian Bank Xigang Branch in the amount of RMB 20,000,000 ($3.25 million) for a one-year term from December 20, 2012 to December 19, 2013,was repaid on the due date.

c)              Loan payable to Industrial and Commercial Bank of China was for a one-year term from September 20, 2012 to September 12, 2013, and was repaid on the due date. The Company obtained a new loan for the same amount from August 29, 2013 to August 28, 2014 at a variable interest rate based on the interest rate set by the People's Bank of China.  The effective rate is 7.2% per year. The Company pledged a real estate property owned by the Company's major stockholder. This loan was repaid on August 28, 2014.

d)             The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.63 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The loan was repaid when it was due. The Company obtained a new loan for the same amount from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year.  The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.0 million), and also is guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma.

e)            The Company signed a loan agreement with Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($975,000) for a term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year, and was repaid on the due date. The Company obtained a new loan for the same amount from June 23, 2014 to June 22, 2015 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media ,  and also guaranteed by the Company's major stockholders, Mr. Guojun Wang, Ms. Ming Ma, Ms. Caiqin Wang and Mr. Tao Sun.

f)            Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 ($471,250) for a term from November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. On December 3, 2013, the loan was extended for one year, with a due date of December 2, 2014, with the same interest rate. This loan is guaranteed by V-Media, and is also guaranteed by the Company's major stockholders, Mr. Guojun Wang, and Ms. Ming Ma.

g)            Loan payable to Yingkou Bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) was from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year, and on the due date, the loan was extended for one year, with a new due date of May 21, 2015, with the same interest rate . Another loan is in the amount of RMB5, 000,000 ($0.81 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year, and the loan also was extended for one year, with a new due date of May 27, 2015, and the same interest rate. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company's major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment with a value of RMB15 million ($2.4 million) to Liaoning Baijia Financing Assurance Co., Ltd as additional collateral.
h)            Loan payable to China Merchant bank was a one-year term loan in amount of  RMB 5,000,000 ($0.81 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year, and the loan was repaid on the due date.
i)            Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 7.8% per year. The loan was repaid on the due date, and the Company obtained a new loan for the same amount from May 16, 2014 to May 15, 2015 with a fixed interest rate of 8.1%.  This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD as additional collateral.

j)            Loan payable to Dalian Bank the First Centre Branch is a one-year term loan from December 16, 2013 to December 15, 2014 in the amount of RMB20,000,000 ($3.25 million) with a fixed interest rate of 8.4% per year. The Company pledged its trademark for the loan.

k)            Loan payable to Jilin Bank is a one-year term loan from June 26, 2014 to June 25, 2015 in the amount of RMB10,000,000 ($1.63 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Dalian QianbaiHe Clothing accessories  Co., LTD. The Company pledged part of its advertising equipment to Dalian QianbaiHe Clothing accessories  Co., LTD as additional collateral.

l)            Loans payable to Agriculture and Commerce Bank are two one-year term loans, both from June 3, 2014 to June 2, 2015 in amount of RMB5,000,000 ($0.81 million each) with a fixed interest rate of 7.8% per year. The loans have been guaranteed by a third party, Dalian High and New Technology Guarantee Investment Co., and the Company's major stockholders, Ms. Ming Ma. In the guarantee contract, the Company paid approximately $40,000 (RMB 250,000) guarantee fee, and pledged part of its advertising equipment to Dalian High and New Technology Guarantee Investment Co. as additional collateral.

m)            The Company had $1.38 million of loans from outside unrelated parities as of June 30, 2013. Which were subsequently repaid during the year ended June 30, 2014.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies."

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended June 30, 2014 and 2013 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our reports with the Securities and Exchange Commission ("SEC") (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Notwithstanding management's assessment that the internal control over financial reporting was ineffective as of June 30, 2014 due to the material weakness described in the "Management's Annual Report on Internal Control over Financial Reporting section below, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present its financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of the Evaluation Date.  In making this evaluation, management used the 1992  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that we had made improvements in our internal control over financial reporting as of the Evaluation Date but the Company's internal control over financial reporting as of the Evaluation Date was not effective based on these criteria.

Through the past fiscal year, we have been implementing the following changes to our internal control over financial reporting that have materially affected its internal control over financial reporting:

●           We initiated in the process of completing a review and revision of the documentation of the Company's internal control procedures and policies and launched an internal review mechanism.

●           We did the preliminary implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide additional U.S. GAAP training to all employees involved to ensure the performance of and compliance with those procedures and policies.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth certain information with respect to our current directors and executive officers.

Name	Age	Positions with the Company
Guojun Wang	50	Chief Executive Officer and Chairman of the Board
Hongwen Liu	47	Chief Financial Officer
Ming Ma	48	President and Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify.  All executive officers serve at the pleasure of the Board of Directors.

Guojun Wang, 50, Chairman and Chief Executive Officer. Mr. Wang has served as our Chairman and Chief Execuitve Officer since December 2009.  Before Mr. Wang founded V-Media in September 2000, he had served as President of Dalian Pacific Advertisement Co., Ltd. for 11 years. With his more than 20 years of experience in the Chinese media and advertising industry and his success in building and managing one of the largest regional outdoor media companies in China, Mr. Wang was elected Vice Chairman of China Advertising Association of Commerce in 2007. He graduated from Northeastern University of Finance & Economics with a bachelor's degree in Economics in 1988.  Mr. Wang's role as the founder of the Company provides the Board of Directors with considerable institutional knowledge and an important long-term perspective on the Company and our industry as a whole.

Hongwen Liu, 47, Chief Financial Officer. Mr. Liu joined the Company as Chief Financial Officer in December 2009.  Prior to that, he served as Deputy Director of Dalian Da-xin Accounting Firm for nine years. Mr. Liu graduated from the Computer-Based Accounting Department of Dalian Radio and Television University in July 1991.

Ming Ma, 48, President and Director. Ms. Ma has served as our President since December 2009 and became a director in June 2010.  Ms. Ma  has been in charge of V-Media's daily operation since its inception in September 2000. Prior to that, she had served as Sales Manager in Dalian Pacific Advertisement Co. Ltd. Ms. Ma graduated from Dalian Institute of Finance Trade Union in 1991.  Ms. Ma's many years of experience in the advertising industry provides the Board of Directors with valuable insight into our industry.  Ms. Ma is the wife of Mr. Wang, our Chairman and Chief Executive Officer.

Family Relationships

Mr. Guojun Wang and Ms. Ming Ma are husband and wife.

Involvement in Certain Legal Proceedings

None.

Code of Business Conduct and Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (i.e., our principal executive officer) and our Chief Financial Officer (i.e., our principal accounting officer and principal financial officer). A copy of the Code of Ethics is available on the Company's website http://en.gywj.cn.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the fiscal year ended June 30, 2014, our insiders complied with all applicable filing requirements.

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

Risk Management. The Company's management is responsible for the day-to-day risk management of the Company.  Management reports to the Board of Directors on the material risks the Company faces when management determines that the Company's risk profile materially changes.  The Board of Directors uses management's reports to evaluate the Company's exposure to risks in light of the Company's business plan and growth strategies.  The Board of Directors primarily focuses on risks in the areas of operations, liquidity and regulatory changes and compliance, which the Board of Directors believes are the areas most likely to have a potential impact on the Company in a material way.

Consideration and Determination of Executive and Director Compensation.  The Board of Directors has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers.  In establishing executive officer compensation, the Board of Directors uses its subjective evaluation of the executives' performance and responsibilities, our overall performance and the Chief Executive Officer's recommendations.  The Board of Directors has not used any compensation consultant in setting executive salaries, or in determining other components of executive compensation, nor does it seek formally to benchmark the compensation of our executive officers against compensation paid by other companies to their executives.

Management plays a significant role in the compensation-setting process.  The most significant aspects of management's role are:

•                 evaluating employee performance;
•                 preparing information for meetings of the Board of Directors;
•                 establishing business performance targets and objectives;
•                 providing background information regarding the Company's strategic objectives; and
•                 recommending salary levels and equity awards.

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

Nominating Committee Functions -- Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively. Currently, the Company does not have a separate nominating committee. The Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary. In identifying Board candidates it is the Board's goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company's nature while also reviewing other appropriate factors.  In evaluating a director candidate, our Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishment and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. The Company believes that each of the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively. .

Audit Committee Functions -- Currently we do not have an audit committee.

Compensation Committee Functions--We do not have a compensation committee due to the small size of the board. Rather, the full Board of Directors participates in deliberations concerning executive compensation and establishes the compensation and benefit plans and programs of the Company. In establishing executive officer compensation, the Board of Directors uses its subjective evaluation of the executives' performance and responsibilities, our overall performance and the Chief Executive Officer's recommendations.  The Board of Directors has not used any compensation consultant in setting executive salaries, or in determining other components of executive compensation, nor does it seek formally to benchmark the compensation of our executive officers against compensation paid by other companies to their executives. We do not currently have a written compensation committee charter or similar document. Mr. Guojun Wang and Ms. Ming Ma are board members and also our employee. Their compensation was decided by the employment agreements they entered into with the Company before the business combination.

Independent Directors

As of the date of this filing, we don't have any independent directors in our company.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guojun Wang, Chief Executive Officer	2013	$48,030	$4,803	-	-	-	-	-	$52,833
	2014	$48,750	$4,875	-	-	-	-	-	$53,625

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of  0.1629 for 2013 and 0.1601 for 2014, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

Employment Agreements with Named Executive Officers

V-Media has entered into an employment agreement with each of its executive employees.  Each agreement has a term of three years.  Except for salary and bonus, the terms of the agreements are substantially identical and reflect employment standards common in China.  Mr. Guojun Wang, our Chief Executive Officer, receives an annual salary of RMB 300,000 (approximately $48,750), less all applicable taxes and other appropriate deductions.  Mr. Wang is entitled to an annual bonus in an amount of 10% of his annual salary, which must be approved by the Company's Board of Directors based on the Company's results of operations.

Director Compensation

Mr. Guojun Wang and Ms. Ming Ma did not receive compensation for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan

The Company does not maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this filing by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.
Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and principal executive officer):
Chuk Chung Fuk (2)	6,590,000	23.89%
China Reinv Partners, L.P.(3)	5,497,933	19.93%

Directors and Named Executive Officers:
Guojun Wang (4)	6,850,000	24.83%
Hongwen Liu (4)	0	*
Ming Ma (4)	3,317,600	12.02%

Directors and Executive Officers as a group (3 persons)	10,167,600	36.85%
_______________

*           Less than 1%.

(1)
Applicable percentage ownership is based on 27,590,001 shares of common stock outstanding as of as of the date of this filing. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently issuable upon conversion or exercisable within 60 days of of the date of this filing, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address of this stockholder is Room 1105, 11/F., Tower 1, Lippo Center, No. 89 Queensway, Admiralty, Hong Kong.

(3)
Based on a Schedule 13G filed by the indicated holder.  The address of the indicated holder is c/o Oded Har-Even, Zysman Aharoni Gayer & Co./Sullivan & Worcester LLP, 1290 Avenue of the Americas, 29th Floor, New York, NY 10023 U.S.A.

(4)	The address of the indicated holder is c/o Golden Name Commercial Tower, Room 803, No. 68 Renming Road, Zhongshan District, Dalian, China 116001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Amounts due to certain stockholders are as follows:

	June 30, 2014	June 30, 2013
Wang, Caiqin	$146,250	$146,157
Ma, Ming	93,324	93,577
Wang, Guojun	176,111	122,369
Total due to stockholders	$415,685	$362,103

The above stockholders listed are officers and directors of the Company.  Each of these stockholders provided funds for the Company's operations and for advertising material and equipment purchase purposes. These amounts due are generally unsecured, non-interest bearing and due upon demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $135,000 for the fiscal year ended June 30, 2014 and $130,000 for the fiscal year ended June 30, 2013.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended June 30, 2014 and 2013.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended June 30, 2014 and  2013.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended June 30, 2014 and $0 for the fiscal year ended June 30, 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.           Financial Statements

2.           Financial Statement Schedules

None.

3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB2 filed on April 11, 2007).

10.1
Agreement and Plan of Merger, dated December 8, 2009, among the Company and the certain parties listed therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 9, 2009).

10.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 9, 2009).

10.3
Exclusive Service Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on December 9, 2009).

10.4
Call Option Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media's shareholders and subsidiaries (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on December 9, 2009).

10.5
Shareholders' Voting Rights Proxy Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and V-Media's shareholders (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on December 9, 2009).

10.6
Equity Pledge Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media's shareholders and subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K filed on December 9, 2009).

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company's current report on Form 8-K filed on December 9, 2009).^

10.8
Stock Purchase Agreement dated December 8, 2009, by and between the Company and the shareholders listed therein (incorporated by reference to Exhibit 10.13 to the Company's current report on Form 8-K filed on December 9, 2009).

10.9
Cooperation Agreement between Vastitude (Beijing) Technology Co., Ltd. and Beijing Shidai Lianxin Cultural Propagation Co., Ltd., dated February 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 5, 2010).

10.10
Cooperation Agreement between Dalian Vastitude Media Group Co., Ltd. and Liaoning Daily Newspaper Media Group Co., Ltd., dated February 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 5, 2010).

10.11
Contract with Shanghai Vastitude Advertising & Media Co., Ltd. and Shanghai Haosheng Advertising Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 14, 2010) (English translation).

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on July 18, 2012).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at June 30, 2014 and June 30, 2013, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended June 30, 2014 and 2013, (iii) the Statements of Stockholders' Equity for the years ended June 30, 2014 and 2013, (iv) Statements of Cash Flows for the years ended June 30, 2014 and 2013 and (v) the notes to the Financial Statements. *

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V Media Corporation

Date: October 14, 2014	By:	/s/ Guojun Wang
Guojun Wang Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Guojun Wang	Chief Executive Officer and Chairman	October 14, 2014
Guojun Wang	(principal executive officer)

/s/ Hongwei Liu	Chief Financial Officer	October 14, 2014
Hongwen Liu	(principal financial and accounting officer)

/s/ Ming Ma	Director	October 14, 2014
Ming Ma

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB2 filed on April 11, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB2 filed on April 11, 2007).

10.1
Agreement and Plan of Merger, dated December 8, 2009, among the Company and the certain parties listed therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 9, 2009).

10.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 9, 2009).

10.3
Exclusive Service Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on December 9, 2009).

10.4
Call Option Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media's shareholders and subsidiaries (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on December 9, 2009).

10.5
Shareholders' Voting Rights Proxy Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media and V-Media's shareholders (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on December 9, 2009).

10.6
Equity Pledge Agreement dated November 6, 2009 among Dalian Guo-Heng, V-Media, V-Media's shareholders and subsidiaries (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K filed on December 9, 2009).

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Company's current report on Form 8-K filed on December 9, 2009).^

10.8
Stock Purchase Agreement dated December 8, 2009, by and between the Company and the shareholders listed therein (incorporated by reference to Exhibit 10.13 to the Company's current report on Form 8-K filed on December 9, 2009).

10.9
Cooperation Agreement between Vastitude (Beijing) Technology Co., Ltd. and Beijing Shidai Lianxin Cultural Propagation Co., Ltd., dated February 9, 2010 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 5, 2010).

10.10
Cooperation Agreement between Dalian Vastitude Media Group Co., Ltd. and Liaoning Daily Newspaper Media Group Co., Ltd., dated February 10, 2010 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 5, 2010).

10.11
Contract with Shanghai Vastitude Advertising & Media Co., Ltd. and Shanghai Haosheng Advertising Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 14, 2010) (English translation).

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1
Certificate of Ownership Merging V Media Corporation into China New Media Corp. dated July 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on July 18, 2012).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at June 30, 2014 and June 30, 2013, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended June 30, 2014 and 2013, (iii) the Statements of Stockholders' Equity for the years ended June 30, 2014 and 2013, (iv) Statements of Cash Flows for the years ended June 30, 2014 and 2013 and (v) the notes to the Financial Statements. *

* Filed herewith.

^ Indicates a management contract or compensatory plan or arrangement.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
V Media Corporation
We have audited the accompanying consolidated balance sheets of V Media Corporation and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended June 30, 2014.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Friedman LLP New York, NY October 14, 2014

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

V MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	As of June 30	As of June 30
	2014	2013

ASSETS

Current assets
Cash and cash equivalents	$1,141,377	$2,148,321
Restricted cash	2,882,750	3,322,299
Accounts receivable, net	3,796,095	4,007,205
Advance to suppliers, net	523,200	403,444
Loans receivable, net	689,291	2,425,882
Other current assets	90,577	397,110
Total current assets	9,123,290	12,704,261

Property, equipment and construction in progress, net	23,525,520	23,649,850

Other assets
Billboards use rights, net	3,330,283	3,281,728
Loans receivable, net	152,276	-
Security deposits	2,010,019	2,297,952
Total other assets	5,492,578	5,579,680

Total Assets	$38,141,388	$41,933,791

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$15,876,250	$12,579,026
Current portion of long term loans	-	389,876
Accounts payable	2,998,517	3,194,604
Bank acceptance notes payable	3,575,000	5,214,104
Other payables	1,609,876	2,372,044
Deferred revenues	1,692,272	2,392,681
Taxes payable	520,147	649,418
Due to related parties	415,685	362,103
Total current liabilities	26,687,747	27,153,856

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	6,820,820	6,820,820
Accumulated other comprehensive income	1,108,296	1,122,624
Retained earnings	1,603,424	4,714,077
Total V Media Corp. equity	9,535,399	12,660,380
Noncontrolling interest	1,918,242	2,119,555
Total equity	11,453,641	14,779,935

Total Liabilities and Equity	$38,141,388	$41,933,791

The accompanying notes are an integral part of these consolidated financial statements

V MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN US DOLLARS)

	For the years ended June 30,
	2014	2013

Revenues	$19,089,508	$21,823,216

Cost of revenue	(16,250,101)	(18,247,311)

Gross profit	2,839,407	3,575,905

Selling, general and administrative expenses	(5,139,047)	(7,548,595)

Loss from operations	(2,299,640)	(3,972,690)

Other income (expenses):
Interest income	101,567	47,243
Interest expense	(1,205,755)	(1,359,366)
Subsidy income	250,686	720,390
Other expenses	(27,760)	(256,856)

Total other expenses	(881,262)	(848,589)

Loss before income taxes	(3,180,902)	(4,821,279)

Income tax provision (benefit)
Current	125,741	458,845
Deferred	-	416,220
	125,741	875,065

Net loss	(3,306,643)	(5,696,344)

Less: net (income) loss attribute to the noncontrolling interest	(195,990)	364,535

Net loss attributable to V Media Corp.	$(3,110,653)	$(6,060,879)

Net loss	(3,306,643)	(5,696,344)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(19,651)	439,849

Comprehensive loss	(3,326,294)	(5,256,495)

Less: comprehensive loss attributed to the noncontrolling interest	201,313	468,566

Comprehensive loss attributable to V Media Corp.	$(3,527,607)	$(5,725,061)

Earnings (loss) per share
Basic and diluted	$(0.11)	$(0.22)
Weighted average number of common shares
Basic and diluted	27,590,701	27,590,701

The accompanying notes are an integral part of these consolidated financial statements

V MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Par value $0.0001		Par value $0.0001		paid-in	comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	capital	income	earnings	Interest	Total
Balance at July 1, 2012	1,000,000	$100	27,590,701	$2,759	$6,820,820	$786,806	$10,774,956	$1,316,386	$19,701,827

Noncontrolling interest capital contribution	-	-	-	-	-	-	-	334,603	334,603
Net income (loss) for the year	-	-	-	-	-	-	(6,060,879)	364,535	(5,696,344)
Foreign currency translation gain	-	-	-	-	-	335,818	-	104,031	439,849

Balance at June 30,2013	1,000,000	$100	27,590,701	$2,759	$6,820,820	$1,122,624	$4,714,077	$2,119,555	$14,779,935

Net loss for the year	-	-	-	-	-	-	(3,110,653)	(195,990)	(3,306,643)
Foreign currency translation gain (loss)	-	-	-	-	-	(14,328)	-	(5,323)	(19,651)

Balance at June 30, 2014	1,000,000	$100	27,590,701	$2,759	$6,820,820	$1,108,296	$1,603,424	$1,918,242	$11,453,641

The accompanying notes are an integral part of these consolidated financial statements

V MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,306,643)	$(5,696,344)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,534,107	2,494,683
Amortization	6,723,092	7,131,973
Loss on sale of property	-	80,917
Loss from equity investment	-	70,973
Provision for doubtful accounts-accounts receivable	739,514	1,295,654
Provision for doubtful accounts-loans receivable	559,897	916,194
Deferred tax provision	-	403,764
Changes in operating assets and liabilities
Accounts receivable	(538,643)	(187,398)
Advance to suppliers	(121,099)	(72,501)
Other current assets	306,099	(275,111)
Security deposit	282,307	(179,077)
Accounts payable	(187,837)	825,137
Other payables	(639,338)	238,558
Deferred revenues	(695,438)	(343,949)
Taxes payable	(232,958)	122,250

Net cash provided by operating activities	5,423,060	6,825,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third party, net	1,021,157	(1,067,199)
Proceeds from sale of property	-	208,127
Acquisition of billboards use rights	(6,780,238)	(5,478,069)
Purchase of property and equipment	(2,473,623)	(2,418,373)

Net cash used in investing activities	(8,232,704)	(8,755,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (reduction) in restricted cash	431,463	(3,264,323)
Net proceeds from capital contributions	-	334,603
Net proceeds from short-term bank loans	3,338,220	1,135,090
Net proceeds from (repayments of ) bank acceptance notes payable	(1,628,400)	5,123,115
Net proceeds from (repayment of) related party loans	54,616	(253,172)
Repayments of long-term loans	(389,634)	(586,697)

Net cash provided by financing activities	1,806,265	2,488,616

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	(3,565)	62,892

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,006,944)	621,717

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,148,321	1,526,604

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,141,377	$2,148,321

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$137,706	$239,068
Interest paid	$1,075,725	$1,057,447

The accompanying notes are an integral part of these consolidated financial statements

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY
V Media Corp., ("the Company"), originally known as Golden Key International Inc., and then China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

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

On December 8, 2009, Golden Key International Inc. acquired all of the outstanding capital stock of HongKong Fortune-Rich Investment Co., Ltd., a Hong Kong corporation ("Fortune-Rich "), through V Media Corp., a Delaware corporation (the "Merger Sub") wholly owned by the Company. Fortune-Rich is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Dalian Guo-Heng Management & Consultation Co., Ltd. ("Dalian Guo-Heng"), a limited liability company organized under the laws of the People's Republic of China ("PRC"). Substantially all of the Fortune-Rich's operations are conducted in China though Dalian Guo-Heng, and through contractual arrangements with several of Dalian Guo-Heng's consolidated affiliated entities in China, including Dalian Vastitude Media Group Co., Ltd. ("V-Media") and its subsidiaries. V-Media is an out-door advertising company headquartered in Dalian, the commercial center of Northeastern China. As a result of these contractual arrangements, which obligate the Company to absorb a majority of the risk of loss from V-Media's activities and entitle it to receive a majority of its residual returns. In addition, V-Media Group 's shareholders have pledged their equity interest in V-Media Group to Dalian Guo-Heng, irrevocably granted Dalian Guo-Heng an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in V-Media Group and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dalian Guo-Heng. Through these contractual arrangements, the Company and Dalian Guo-Heng hold all the variable interests of V-Media Group, and the Company and Dalian Guo-Heng have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of V-Media Group. Based on these contractual arrangements, the Company believes that V-Media Group should be considered as a Variable Interest Entity ("VIE") under Accounting Standards Codification ("ASC") 810 ("Consolidation"), because the equity investors in V-Media Group do not have the characteristics of a controlling financial interest and the Company through Dalian Guo-Heng is the primary beneficiary of V-Media Group.

In connection with the acquisition, Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted the 10% ownership interest in the Merger Sub and 1,000,000 shares of Series A Preferred Stock of the Company to the shareholders of Fortune-Rich, in exchange for all the shares of the capital stock of Fortune-Rich (the "Share Exchange" or "Merger"). The 10 shares of the common stock of the Merger Sub were converted into approximately 26,398,634 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of Fortune-Rich own approximately 96 % of the common stock of the Company. As a result of the above-mentioned transactions, the shareholders of Fortune-Rich and persons affiliated with V-Media own securities that represent 96% of the equity in the Company.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Hong Kong Fortune-Rich Investment Co., Ltd. and its subsidiaries will be treated as the continuing entity for accounting purposes.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from our operations and loans from commercial banks.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Our long-term liquidity will depend on our ability to refinance our debts. Management expects to be able to refinance all of  its short term loans based on past experience and the Company's good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides us with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020.  On September 4, 2014, we signed another agreement with Industrial and Commercial Bank of China, and pursuant to the agreement, the bank provided a RMB 1.8 million ($292,500) one year loan to us until September 3, 2015 (see Note 16).  Our major Shareholder, Mr. Guojun Wang has also pledged to provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, our Time Square billboard lease expired on August 31, 2014 and the lease was not renewed due to the recurring losses on this project. Management expects to save approximately $3 million in lease payments annually on this project that will reduce approximately $1.8 million loss compared to the 2014 operating results.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of V Media Corp., its subsidiary, Hong Kong Fortune-Rich Investment Co., Ltd. ("Fortune Rich") and its wholly-owned subsidiary Dalian Guo-Heng Management & Consultation Co., Ltd. ("Dalian Guo-Heng"), as well as Dalian Guo-Heng's variable interest entity and Dalian Vastitute Media Group Co., Ltd. ("V-Media Group"). The noncontrolling interests of the variable interest entities represent the minority stockholders' interest in V-Media Group's majority owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the recoverability of long-lived assets and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months. Since a majority of the bank accounts are located in PRC, those bank balances are uninsured.

Restricted Cash
As of June 30, 2014, the Company had restricted cash of $2.9 million. Restricted cash totaling $2.7 million was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 9). The Company also has a letter of credit from the Bank of China in the amount of $3.48 million. The letter of credit terms required the Company to deposit $0.2 million of restricted cash in the bank.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
Accounts receivable are recorded at net realizable value consisting of the carrying amount, less an allowance for uncollectible amounts, as needed. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The allowance for doubtful accounts totaled $2,557,684 and $1,824,593 as of June 30, 2014 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers
The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. We have annually recorded an allowance when there is doubt as to collectability. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $98,530 and $98,797 as of June 30, 2014 and June 30, 2013, respectively. Accounts are written off only after exhaustive collection efforts.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets
Long-lived assets, which include property, plant and equipment, billboard use right and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. No impairment loss has been recorded for the years ended June 30, 2014 and 2013.

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

Foreign currency translation
The Company and Fortune-Rich use the United States dollar ("US Dollars") for financial reporting purposes. The Company, Dalian Guo-Heng and Dalian Vastitute Group maintain their books and records in the currency of Renminbi ("RMB"), being the primary currency of the economic environment in which their operations are conducted.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The Company follows the provisions of Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Inputs are unobservable inputs which reflect managements' own assumptions.

The carrying amounts of certain financial instruments, including accounts receivable, advances to suppliers, other receivables, accounts payable, taxes payable, other payables, accrued expenses, deferred revenue and short-term borrowings approximate their fair value due the short-term nature of these items.

Earnings (loss) per Share
The Company computes earnings (loss) per share ("EPS') in accordance with ASC 260, "Earnings per share." ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Business and Credit Risk
The Company maintains certain bank accounts in the PRC, which are not protected by FDIC insurance or other insurance. The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company's operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of annual periods beginning on or after December 15, 2014 for public companies. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization's contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company's financial position and results of operations.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE
The loans receivable include the following:
		June 30,2014	June 30,2013
a)	Dalian Qianbaihe Cloth Accessories Co.	$235,974	$236,614
b)	Dalian Tianjun Trade Co.	260,000	767,417
c)	Dalian Digital Media Co.	36,594	36,693
d)	Beijing Cross-Strait Publishing Exchange Center	48,750	48,882
e)	Dalian Culture and Broadcasting Corp	136,500	136,870
f)	Dalian Bomeishiji Media Corp	145,645	146,040
g)	Shenzhen Lianchuang Jianhe Corp	365,357	545,583
h)	Bainianchahui Corp.	523,776	232,082
i)	Dalian Tongxing Iron and Steel Co., Ltd.	-	218,422
j)	Dalian Yongshun Material Corp.	-	133,807
k)	Wanjiada Commerce and Trade Co.	141,926	-
l)	Beijing Dayang Hongye Building Decoration Engineering	121,875	-
m)	Others	215,313	757,142
	Total loans receivable	$2,231,710	$3,259,552
	Doubtful accounts allowance	(1,390,143)	(833,700)
	Net loans receivable	$841,567	$2,425,882
	Net loans receivable – non current	152,276	-
	Net loans receivable - current	$689,291	$2,425,882

a) The Company made $0.24 loan to Dalian Qianbaihe Cloth Accessories Co. on June 30, 2013 for six months with interest 10%. On March 5, 2014, the Company renewed the loan agreement, and pursuant to the agreement, the loan was extended for one year and is due on March 4, 2015 with the same interest rate. The loan has been reserved as part of the allowance for doubtful accounts.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.24 million (RMB 1.5 million) for one year from January 1, 2014 to December 31, 2015 which is classified as a long term asset and has been reserved in the provision for doubtful accounts. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3.0 million). The Company has been repaid $0.47 million (RMB2.9 million) as of June 30, 2014. The remaining balance of $0.02 million (RMB 100,000) has been extended to October 31, 2014. (3) In August 2013, the Company made a loan of $0.03 million (RMB 210,000), which loan has been repaid.

c) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

d) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011. The loan is due on demand and bears no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

e) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012. In November, 2013, the loan was extended for one year and is due on October 31, 2014. The annual interest is 10%.

f) The Company loaned $0.14 million to Dalian Bomeishiji Media Corp for one year with the balance due on December 31, 2014.  The annual interest is 10%.

g) The Company loaned $0.37 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on October 29, 2014 and bears 10% annual interest.

h) The Company made two loans to Bainianchahui Corp: (1) $0.26 million (RMB 1.57 million) for one year due on November 9. 2014; the loan is fully reserved. (2) $0.15 million (RMB 0.93million) for two years and is due on December 31, 2015. The loan has been classified as a long term receivable. Both loans bear annual interest of 10%. (3) $0.11 million (RMB 0.7 million) and are due on demand.

i) The Company loaned $0.22 million to Dalian Tongxing Iron and Steel Co., Ltd. in 2013 which was due on June 25, 2014 and bears annual interest of 10%. The loan was repaid.

j) The Company loaned $0.13 million to Dalian Yongshun Material Corp. in 2013 which was due on demand with no interest. The loan was repaid.

k) The Company loaned $0.14 million to Wanjiada Commerce and Trade Co. on June 27, 2014 which is due on demand with no interest.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l) The Company loaned $0.12 million to Beijing Dayang Hongye Building Decoration Engineering on July 10, 2013 which is due on demand with no interest.

m) The Company has various loans of $0.22 million to other third parties as of June 30, 2014, which are due on demand and bear no interest.

NOTE 4 - MAJOR SUPPLIERS AND CUSTOMERS
During the year ended June 30, 2014, three major suppliers provided approximately 84% of the Company's purchase of raw materials, with each supplier accounting for 37% and 33% and 14%. During the year ended June 30, 2013, two major suppliers provided approximately 52% of the Company's purchase of raw materials, with each supplier accounting for 36% and 16%, respectively.

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET
Property, equipment and construction in progress consist of the following:

	June 30, 2014	June 30, 2013
Advertising equipment	$33,088,038	$30,614,086
Office equipment and furniture	904,450	840,724
Office building and Improvement	117,875	118,195
Transportation	1,666,891	1,652,585
Subtotal	35,777,254	33,225,590
Less: Accumulated depreciation	(13,855,225)	(11,323,309)
Construction in progress	1,603,491	1,747,569
Total	$23,525,520	$23,649,850

Depreciation expense totaled $2,534,107 and $2,496,649 for the years ended June 30, 2014 and 2013, respectively. Approximately $29.43 million worth of advertising equipment was pledged as collateral against various short term loans as of June 30, 2014.
Construction in progress mainly consists of billboards and other outdoor advertising platforms that are still under construction and have not been put in use.

NOTE 6 – SECURITY DEPOSITS
Security deposits are mainly comprised of deposits made to third parties to guarantee the Company's outstanding loans.  Since it has been the Company's policy to either roll-over a substantial amount of their existing loans or repay them and subsequently enter into a new loan with the same lender, security deposits have been recorded as long-term assets. (See note 8)

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BILLBOARDS USE RIGHTS
The Company makes payments for the rights to construct advertising equipment and post advertisements in various locations in the PRC, based on long-term contracts with local government authorities or other business entities. These payments are recorded as billboards use rights and amortized on a straight-line basis over the contract terms.

The Company also leased a billboard use rights at Times Square in New York under a non-cancellable twelve-month operating lease commencing March 1, 2012 and signed an extension agreement to extend the lease through August 31, 2014, requiring quarterly lease payments of $840,000 before September 1, 2013 and increasing to $870,000 afterward. The Company amortized the expense on a straight-line basis over the term of the leases. For the year ended June 30,, 2014 and 2013, there were $3.46 million and $3.27 million amortization expense recorded as part of cost of revenue, respectively. This lease has expired on August 31, 2014 and was not renewed.

Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $3.46 million and $3.36 million for the years ended June 30, 2014 and 2013, respectively.

Amortization of billboard use rights totaled $6,723,092 and $7,191,683 for the years ended June 30 2014 and 2013, respectively.

The estimated amortization expense as of June 30, 2014 for the next five years is as follows:

years ending June 30,
2015	$1,285,055
2016	826,815
2017	392,888
2018	247,619
2019	247,619
Thereafter	330,287
$3,330,283

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by year for future minimum payments under the billboard use right agreements at June 30, 2014:

years ending June 30,
2015	$763,513
2016	572,634
2017	572,634
$1,908,781

NOTE 8 - SHORT TERM LOANS
The short term loans include the following:

	June 30, 2014	June 30, 2013
a) Loans payable to Shanghai Pudong Development Bank	$1,950,000	$-

b) Loan payable to Dalian Bank Xigang Branch	-	3,258,815

c) Loan payable to Industrial and Commercial Bank of China	292,500	293,293

d) Loan payable to Jinzhou Bank	1,625,000	1,629,408

e)Loan payable to Dalian Bank Shenyang Branch	975,000	651,763

f)Loan payable to Dalian Bank Shanghai Branch	471,250	472,528

g) Loan payable to Yingkou Bank	1,625,000	1,629,408

h) Loan payable to China Merchant bank	-	814,704

i) Loan payable to Guangdong Development Bank	2,437,500	2,444,111

j) Loan payable to Dalian Bank the First Centre Branch	3,250,000	-

k) Loan payable to Jilin Bank	1,625,000	-

l) Loans payable to Agriculture and Commerce Bank	1,625,000	-

m) Loans payable to various unrelated parties	-	1,384,996

Total short term loans	$15,876,250	$12,579,026

a)
Loan payable to Shanghai Pudong Development bank is a one-year term loan from June 19, 2014 to June 18, 2015  for RMB12,000,000 ($1.95 million)at a variable rate based on the interest rate set by the People's Bank of China.  The effective rate is 7.5% per year.  This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as the Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Loan payable to Dalian Bank Xigang Branch in the amount of RMB 20,000,000 ($3.25 million) for a one-year term from December 20, 2012 to December 19, 2013,was repaid on the due date.

c)
Loan payable to Industrial and Commercial Bank of China was for a one-year term from September 20, 2012 to September 12, 2013, and was repaid on the due date. The Company obtained a new loan for the same amount from August 29, 2013 to August 28, 2014 at a variable interest rate based on the interest rate set by the People's Bank of China.  The effective rate is 7.2% per year. The Company pledged a real estate property owned by the Company's major stockholder. This loan was repaid on August 28, 2014.

d)
 The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.63 million) for a term from December 11, 2012 to December 10, 2013 with a fixed interest rate of 8.4% per year. The loan was repaid when it was due. The Company obtained a new loan for the same amount from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year.  The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.0 million), and also is guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma.

e)
The Company signed a loan agreement with Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($975,000) for a term from June 19, 2013 to June 18, 2014 with a fixed interest rate of 8.1% per year, and was repaid on the due date. The Company obtained a new loan for the same amount from June 23, 2014 to June 22, 2015 with a fixed interest rate of 8.1% per year.  The loan is guaranteed by V-Media ,  and also guaranteed by the Company's major stockholders, Mr. Guojun Wang, Ms. Ming Ma, Ms. Caiqin Wang and Mr. Tao Sun.

f)
 Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 ($471,250) for a term from November 29, 2012 to November 27, 2013 with a fixed interest rate of 7.8% per year. On December 3, 2013, the loan was extended for one year, with a due date of December 2, 2014, with the same interest rate. This loan is guaranteed by V-Media, and is also guaranteed by the Company's major stockholders, Mr. Guojun Wang, and Ms. Ming Ma.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g)
Loan payable to Yingkou Bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) was from May 22, 2013 to May 21, 2014 with a fixed interest rate of 7.8% per year, and on the due date, the loan was extended for one year, with a new due date of May 21, 2015, with the same interest rate . Another loan is in the amount of RMB5, 000,000 ($0.81 million) from June 26, 2013 to June 25, 2014 with a fixed interest rate of 7.8% per year, and the loan also was extended for one year, with a new due date of May 27, 2015, and the same interest rate. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company's major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment with a value of RMB15 million ($2.4 million) to Liaoning Baijia Financing Assurance Co., Ltd as additional collateral

h)
Loan payable to China Merchant bank was a one-year term loan in amount of  RMB 5,000,000 ($0.81 million) from May 30, 2013 to May 30, 2014 with a fixed interest rate of 7.8% per year, and the loan was repaid on the due date.

i)
Loan payable to Guangdong Development Bank is a one-year term loan from May 9, 2013 to May 8, 2014 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 7.8% per year. The loan was repaid on the due date. The Company obtained a new loan for the same amount from May 16, 2014 to May 15, 2015 with a fixed interest rate of 8.1%.  This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD as additional collateral.

j)
Loan payable to Dalian Bank the First Centre Branch is a one-year term loan from December 16, 2013 to December 15, 2014 in the amount of RMB20,000,000 ($3.25 million) with a fixed interest rate of 8.4% per year. The Company pledged its brand trademark for the loan.

k)
Loan payable to Jilin Bank is a one-year term loan from June 26, 2014 to June 25, 2015 in the amount of RMB10,000,000 ($1.63 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Dalian QianbaiHe Clothing accessories  Co., LTD. The Company pledged part of its advertising equipment to Dalian QianbaiHe Clothing accessories  Co., LTD as additional collateral.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l)
Loans payable to Agriculture and Commerce Bank are two one-year term loans, both from June 3, 2014 to June 2, 2015 in amount of RMB5,000,000 ($0.81 million each) with a fixed interest rate of 7.8% per year. The loans have been guaranteed by a third party, Dalian High and New Technology Guarantee Investment Co., and the Company's major stockholders, Ms. Ming Ma. In the guarantee contract, the Company paid approximately $40,000 (RMB 250,000) guarantee fee, and pledged part of its advertising equipment to Dalian High and New Technology Guarantee Investment Co. as additional collateral.

m)	The Company had $1.38 million of loans from outside unrelated parities as of June 30, 2013. Which were subsequently repaid during the year ended June 30, 2014.

NOTE 9 – BANK ACCEPTANCE NOTES PAYABLE
As of June 30, 2014 and 2013, the Company has bank acceptance notes payable in the amount of $3,575,000 and $5,214,104, respectively. The notes are guaranteed to be paid by the banks and are usually for a short-term period of time of three to six months (see Note 16). The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of June 30, 2014 and 2013, approximately $2.7 million and $2.6 million in restricted cash were associated with these notes payable, respectively.

NOTE 10 – SUBSIDY INCOME
Since one of the Company's subsidiaries is located in a special economic development zone in Dalian City, the Company received a special subsidy of $250,686 and $430,681 for the years ended June 30, 2014 and 2013, respectively. For "Vastitute Media" being recognized as one of China's well-known trademark brands, the Company also received an award of $80,049 from the municipal government and other miscellaneous income totaling $209,660 for the year ended June 30, 2013.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS
Amounts due to related parties are as follows:

	June 30, 2014	June 30, 2013
Wang, Caiqin	$146,250	$146,157
Ma, Ming	145,894	93,577
Wang, Guojun	123,541	122,369
Total	$415,685	$362,103

The above stockholders periodically provide funds for the Company's operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 12 - WARRANTS
On November 23, 2009, prior to and in conjunction with the Merger, Fortune-Rich entered into a Securities Purchase Agreement ("SPA") with an institutional investor and pursuant to the SPA, Fortune-Rich issued 10,415,000 shares of its common stock in exchange for $3,500,000 in cash. These shares of Fortune-Rich were convertible into 5,497,933 shares of the common stock of the Company upon completion of the Merger mentioned above. In addition, the investor was entitled to receive 6,249,000 warrants of Fortune-Rich, which were exchanged for 3,298,760 warrants of the Company upon the completion of the Merger with an exercise price of $0.95. The warrants, which were assumed by the Company upon the Merger, expired on November 23, 2013. As of June 30, 2014, all warrants were expired.

The following is a summary of warrant activities for the years ended June 30, 2014 and 2013:
	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Average Intrinsic Value
Outstanding, June 30, 2012	3,348,760	0.96	1.45	-
Granted	-	-	-	-
Forfeited	33,334	1.8	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2013	3,315,426	$0.95	0.41	-
Granted	-	-	-	-
Forfeited	3,315,426	$0.95	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2014	-	$-	-	-

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TAXES
a)	Corporate Income Tax
Significant components of the income tax provision were as follows:
	For the years ended June 30,
	2014	2013
Current tax provision	$-	$-
Federal	-	-
State	125,741	458,845
Foreign	125,741	458,845

Deferred tax expense (benefit)	-	-
Federal	-	-
State	-	416,220
Foreign	-	416,220
	$125,741	$875,065

The following table reconciles the US statutory rates to the Company's effective rate for the years ended June 30, 2014 and 2013.
	2014	2013
US statutory income tax rate	35.0%	35.0%
Income not taxed in US	-35.0%	-35.0%
China Income tax statutory rate	25.0%	25.0%
Change in deferred tax assets valuation allowance - Holding Company	-16.0%	-16.0%
Change in deferred tax assets valuation allowance - PRC entities	-24.0%	-21.0%
Provision for doubtful accounts not deductible	-4.0%	-5.0%
Other non-deductible item	-7.0%	-1.0%
Effective rate	-4.0%	-18.0%

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax expense (benefit) is the change of deferred tax assets and deferred tax liabilities resulting from the temporary difference between tax and US GAAP due to operating loss carry forward, deferred revenue and bad debt expense. The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings (loss) for the years ended June 30, 2014 and 2013 are summarized below:

	For the years ended June 30,
	2014	2013
Profitable entities	$790,989	$1,653,832
Loss entities	(3,971,891)	(6,475,111)
Total loss before taxes	$(3,180,902)	$(4,821,279)

Current tax expense represents the tax effect calculated on the profitable entities noted above at a statutory rate of 25%. Losses totaling $3,971,891 are attributed to entities operating in tax jurisdictions separate from the profit entities and cannot be used to offset any gains. Deferred tax benefits attributed to the loss entities were fully reserved as part of the valuation allowance.

Tax calculation:	For the years ended June 30,
	2014	2013
Earnings	$790,989	$1,653,832
NOL applied	(790,989)	(1,653,832)
Tax base	-	-
Statutory rate	25%	25%
	$-	$-

United States
The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through June 30, 2014. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2034 of approximately $5,116,000 and $3,163,000 as of June 30, 2014 and June 30, 2013, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,739,330 and $1,075,381 as of June 30, 2014 and 2013, respectively. This valuation allowance increased $663,949 and $1,013,392 in 2014 and 2013, respectively.

Hong Kong
Fortune-Rich was incorporated in Hong Kong and has operations through its subsidiaries in the PRC, its only tax jurisdiction. Fortune-Rich did not earn any income that was derived in Hong Kong since incorporation and therefore was not subject to Hong Kong Profit tax. All Fortune-Rich and its subsidiaries' income is generated in the PRC. Accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretations and practices in respect thereof.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC
a) Income Tax
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People's Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions' restriction, V-Media Group and its subsidiaries of Gongcheng, Shenyang, Wangluo, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,065,281 and $4,081,411 as of June 30, 2014 and 2013, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2014, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to approximately $0.8 million and $1 million as of June 30, 2014 and 2013. The valuation allowance as of June 30, 2014 and 2013 was $0.8 million and $1 million, respectively. This valuation allowance decreased by $259,985 and increased of $1,020,353 in 2014 and 2013, respectively.

b) Business Tax
Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media's another subsidiary is only subject to a 3% business tax. Total business tax expenses were $873,656 and $1,516,051 for the years ended June 30, 2014 and 2013, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) Taxes payable consisted of the following:
	June 30, 2014	June 30, 2013
Business tax payable (prepaid)	$(23, 736)	$63,405
Corporate income tax payable	243,587	222,525
VAT payable	179,896	150,791
Other	120,400	212,697
	$520,147	$649,418

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the years ended June 30, 2013 or 2014. The Company files income tax returns with U.S. Federal Government, as well as the state of Delaware. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. Federal and state income tax examinations by tax authorities for years on or after 2010.

The Company's foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 14 – EARNINGS PER SHARE
As of June 30, 2014, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities and becomes their effect would be anti-dilutive.

NOTE 15 – SEGMENT INFORMATION
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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the year ended June 30, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$14,748,040	$882,440	$1,182,894	$400,847	$104,688	$1,770,599	$19,089,508
Cost of Revenue	(9,488,406)	(1,183,860)	(1,309,945)	(199,801)	(541,017)	(3,527,072)	(16,250,101)
Gross Profit	$5,259,634	$(301,420)	$(127,051)	$201,046	$(436,329)	$(1,756,473)	$2,839,407

	For the year ended June 30, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$16,590,164	$1,100,599	$2,416,329	$440,331	$825,793	$450,000	$21,823,216
Cost of Revenue	(11,259,234)	(1,124,663)	(1,483,807)	(151,535)	(955,218)	(3,272,854)	(18,247,311)
Gross Profit	$5,330,930	$(24,064)	$932,522	$288,796	$(129,425)	$(2,822,854)	$3,575,905

NOTE 16 – SUBSEQUENT EVENTS
In August 2014, the Company renewed RMB 18 million (approximately $2,925,000) banker acceptance notes from Dongya Bank. The notes payable are currently due in February 2015.

On September 4, 2014, the Company singed RMB 1.8 million (approximately $292,500) short-term bank loan with Industrial and Commercial Bank of China for working capital needs. The one-year loan is due on September 3, 2015 with a floating interest rate of the prevailing one year lending rate of the People's Bank of China plus 20%, which adjustable every three months from September 4, 2014 to September 3, 2015.