Form 10-Q
period 2014-09-30
V Media Corp
filed 2014-11-19
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

    As of November 14, 2014, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

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

●
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6. 1538 for June 30, 2014, and $1 = RMB 6.1538 for September 30, 2014, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.1266 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2013, and $1= RMB6.1573 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended September 30, 2014; both of which were based on the average currency conversion rate for each respective quarter.

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

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even

V MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30	As of June 30
	2014	2014

ASSETS

Current assets
Cash and cash equivalents	$268,697	$1,141,377
Restricted cash	2,697,500	2,882,750
Accounts receivable, net	4,283,819	3,796,095
Advance to suppliers, net	1,815,886	523,200
Loans receivable, net	614,530	689,291
Other current assets	36,124	90,577
Total current assets	9,716,556	9,123,290

Property, equipment and construction in progress, net	23,163,496	23,525,520

Other assets
Billboards use right, net	2,850,311	3,330,283
Loans receivable	22,332	152,276
Security deposits	2,014,894	2,010,019
Total other assets	4,887,537	5,492,578

Total Assets	$37,767,589	$38,141,388

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$15,876,250	$15,876,250
Accounts payable	1,723,136	2,998,517
Bank acceptance notes payable	3,575,000	3,575,000
Other payables	1,628,840	1,609,876
Deferred revenues	1,998,366	1,692,272
Taxes payable	534,816	520,147
Due to related parties	521,185	415,685
Total current liabilities	25,857,593	26,687,747

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	8,450,820	6,820,820
Accumulated other comprehensive income	1,102,916	1,108,296
Retained earnings	642,939	1,603,424
Total V Media Corp. equity	10,199,534	9,535,399
Noncontrolling interest	1,710,462	1,918,242
Total equity	11,909,996	11,453,641

Total Liabilities and Equity	$37,767,589	$38,141,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,
	2014	2013

Revenues	$4,147,683	$5,651,591

Cost of revenue	(3,164,138)	(4,204,723)

Gross profit	983,545	1,446,868

Selling, general and administrative expenses	(1,875,178)	(1,274,850)

Income (loss) from operations	(891,633)	172,018

Other income (expenses):
Interest income	35,485	21,689
Interest expense	(319,392)	(254,148)
Subsidy income	24,376	151,051
Other expenses	(16,276)	(26,677)

Total other income (expenses)	(275,807)	(108,085)

Income (loss) before income taxes	(1,167,440)	63,933

Income tax provision
Current	711	88,669
Deferred	-	-
Total income tax provision	711	88,669

Net loss	(1,168,151)	(24,736)

Less: net income (loss) attributable to noncontrolling interest	(207,666)	105,152

Net loss attributable to V Media Corp.	$(960,485)	$(129,888)

Net loss	(1,168,151)	(24,736)

Other comprehensive income
Foreign currency translation gain (loss)	(206,807)	34,434

Comprehensive income (loss)	(1,374,958)	9,698

Less: comprehensive income (loss) attributed to noncontrolling interest	(409,207)	110,838

Comprehensive loss attributable to V Media Corp.	$(965,751)	$(101,140)

Earnings (loss) per share
Basic and diluted	$(0.03)	$(0.00)
Weighted average number of common shares
Basic and diluted	27,590,701	27,550,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

V MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,168,151)	$(24,736)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	444,092	757,312
Amortization	1,044,083	1,658,440
Provision for doubtful accounts-Accounts receivable	525,937	125,992
Provision for doubtful accounts-loans receivable	438,397	-
Changes in operating assets and liabilities
Accounts receivable	(1,013,380)	(719,940)
Advance to suppliers	(1,369,457)	(756,530)
Other current assets	54,423	(122,426)
Security deposit	(4,872)	7,835
Accounts payable	(1,274,674)	(294,557)
Other payables	18,937	(61,626)
Deferred revenues	305,912	23,304
Taxes payable	14,661	149,016

Net cash provided by (used in) operating activities	(1,984,092)	742,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third party, net	(156,319)	127,768
Acquisition of billboards use rights	(564,293)	(2,025,607)
Purchase of property and equipment	(82,268)	(108,083)

Net cash used in investing activities	(802,880)	(2,005,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	185,147	82,253
Net proceeds from capital contributions	1,624,100	-
Net proceeds from short-term bank loans	-	1,958,657
Net proceeds from (repayment of) related party loans	105,500	(37,950)
Repayment of third party loans	-	(1,387,382)
Repayment of long-term loans	-	(173,560)

Net cash provided by financing activities	1,914,747	442,018

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	(455)	8,212

NET DECREASE IN CASH AND CASH EQUIVALENTS	(872,680)	(813,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,377	2,148,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,697	$1,334,713

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$-	$24,535
Interest paid	$319,277	$232,771

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on October 14, 2014. Operating results for the three months ended September 30, 2014 may not be necessarily indicative of the results that may be expected for the full year.

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and VIEs.  All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Presently, our principal sources of liquidity are generated from loans from commercial banks and capital contributions from our majority shareholders Mr. Wang Guojun and Mrs. Ma Ming.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on our current operating plan, we believe that our existing resources, including bank loans and bank notes payable and advances from customers and capital contributions from major shareholders will be sufficient to meet our working capital requirements for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company’s management expects to be able to refinance all of our short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provided us with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020. In September 25, 2014, the Company received RMB 10 million ( $1.63 million) from the Company’s majority shareholder Mr. Wang Guojun and Ms. Ma Ming( RMB 5 million each), In addition, Our major Shareholder, Mr. Guojun Wang has pledged to provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. The Company also will discontinue the less profitable business lines to increase the overall profitability of the Company.

Additionally, our Time Square billboard lease expired on August 31, 2014 and the lease was not renewed due to the recurring losses on this project. Management expects to save $3 million on this  lease payment annually on this project which will decrease approximately $1.8 million of our prior year loss from our the bottom line. Without this project, the Company expects to turn around and become profitable for the fiscal year ending June 30, 2015.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of V Media Corp., its subsidiary, Hong Kong Fortune-Rich Investment Co., Ltd. (“Fortune Rich”) and its wholly-owned subsidiary Dalian Guo-Heng Management & Consultation Co., Ltd. (“Dalian Guo-Heng”), as well as Dalian Guo-Heng’s variable interest entity and Dalian Vastitute Media Group Co., Ltd. (“V-Media Group”). The noncontrolling interests of the variable interest entities represent the minority stockholders’ interest in V-Media Group’s majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the deferred tax assets, recoverability of long-lived assets, allowance for advance to suppliers and allowance for doubtful accounts. Actual results could differ from those estimates.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months. Since a majority of the bank accounts are located in PRC, those bank balances are uninsured.

Restricted Cash

As of September 30, 2014, the Company had restricted cash of $2.7 million. Restricted cash was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 9).

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The allowance for doubtful accounts totaled $3,083,912 and $2,557,684 as of September 30, 2014 and June 30, 2014, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers

The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. We have annually recorded an allowance when there is doubt as to collectability. If facts subsequently become available to indicate that an allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $176,060 and $98,530 as of September 30, 2014 and June 30, 2014, respectively. Accounts are written off only after exhaustive collection efforts.

Revenue recognition

The Company recognizes revenues when advertisements are posted over respective contractual terms based on the schedules agreed with customers and collections are reasonably assured.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015,and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:
			September 30,2014	June 30,2014
a	)	Dalian Qianbaihe Cloth Accessories Co.	$235,974	$235,974
b	)	Dalian Tianjun Trade Co.	260,000	260,000
c	)	Dalian Digital Media Co.	36,594	36,594
d	)	Beijing Cross-Strait Publishing Exchange Center	48,750	48,750
e	)	Dalian Culture and Broadcasting Corp	136,500	136,500
f	)	Dalian Bomeishiji Media Corp	145,645	145,645
g	)	Shenzhen Lianchuang Jianhe Corp	365,357	365,357
h	)	Bainianchahui Corp.	572,647	523,776
i	)	Wanjiada Commerce and Trade Co.	222,132	141,926
j	)	Beijing Dayang Hongye Building Decoration Engineering	121,875	121,875
k	)	Others	242,641	215,313
		Total loans receivable	$2,388,115	$2,231,710
		Doubtful accounts allowance	(1,751,253)	(1,390,143)
		Net loans receivable	$636,862	$841,567
		Net loans receivable – non current	$22,332	$152,276
		Net loans receivable – current	$614,530	$689,291

a) The Company made $0.24 million loan to Dalian Qianbaihe Cloth Accessories Co. for one year from March 5, 2014 to March 4, 2015 with interest 10%. The loan has been reserved as part of the allowance for doubtful accounts.

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.24 million (RMB 1.5 million) for one year from January 1, 2014 to December 31, 2015 which is classified as a long term asset and has been reserved in the provision for doubtful accounts. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3.0 million). The Company has been repaid $0.47 million (RMB2.9 million) as of June 30, 2014.  The remaining balance of $0.02 million (RMB 100,000) has been extended to October 31, 2014. However, Dalian Tianjun did not pay back the loan as of October 31, 2014 and the loan has been reserved as part of the allowance for doubtful accounts.

c) The Company made a non-interest bearing loan of $0.04 million to Dalian Digital Media Co. as of June 30, 2012. The loan is due on demand and bears no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

d) The Company loaned $0.05 million to Beijing Cross-Strait publishing exchange center on November 20, 2011. The loan is due on demand and bears no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

e) The Company loaned $0.14 million to Dalian Culture and broadcasting Corp in December 2012. In November, 2013, the loan was extended on November 21, 2013 for one year with the due date on October 31, 2014. The annual interest is 10%. However, the Company did no received the loan repayment before the report date, the loan is fully reserved as part of the allowance for doubtful accounts.

f) The Company loaned $0.15 million to Dalian Bomeishiji Media Corp for one year with the balance due on December 31, 2014. The annual interest is 10%. The loan is fully reserved as part of the allowance for doubtful accounts.

g) The Company loaned $0.37 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on demand and bear 10% annual interest.

h) The Company made the following loans to Bainianchahui Corp: (1) $0.26 million (RMB 1.57 million) for one year due on November 09, 2014. However, the Company did not receive the loan repayment before the report date, the loan is fully reserved. (2) $0.15 million (RMB 0.94million) for two years and is due on December 31, 2015. The loan has been classified as a long term receivable. Both loans bear annual interest of 10%. (3) $0.16 million (RMB 1.0 million) and are due on demand.

i) The Company loaned $0.22 million to Wanjiada Commerce and Trade Co. on June 27, 2014 which is due on demand with no interest.

j) The Company loaned $0.12 million to Beijing Dayang Hongye Building Decoration Engineering on July 10, 2013 which is due on demand with no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

k) The Company has various loans of $0.24 million and $0.22 million to other third parties as of September 30, 2014 and June 30, 2014, respectively, which are due on demand and bear no interest.

NOTE 4 - MAJOR SUPPLIERS

During the three months ended September 30, 2014, two major suppliers provided approximately 36% of the Company’s purchase of raw materials, with each supplier accounting for 22% and 14%. During the three months ended September 30, 2013, two major suppliers provided approximately 68% of the Company’s purchase of raw materials, with each supplier accounting for 55% and 13%.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:
	September 30, 2014	June 30, 2014
Advertising equipment	$33,088,038	$33,088,038
Office equipment and furniture	878,775	904,450
Office building and Improvement	117,875	117,875
Transportation	1,653,165	1,666,891
Subtotal	35,737,853	35,777,254
Less: Accumulated depreciation	(14,162,411)	(13,855,225)
Construction in progress	1,588,054	1,603,491
Total	$23,163,496	$23,525,520

Depreciation expense totaled $444,092 and $757,312 for the three months ended September 30, 2014 and 2013, respectively. Approximately $29.51 million of advertising equipment was pledged as collateral against various short term loans as of September 30, 2014.

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

The Company also leased a billboard use right at Times Square in New York under a non-cancellable twelve-month operating lease commencing March 1, 2012 and signed an extension agreement to extend the lease through August 31, 2014, requiring a quarterly lease payment of $840,000 before September 1, 2013 and increasing to $870,000 afterward. The Company amortized the expense on a straight-line basis over the term of the leases. This lease has expired on August 31, 2014 and the lease was not renewed.

Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $0.16 million and $0.87 million for the three months ended September 30, 2014 and 2013, respectively.

Amortization of billboard use rights for the three months ended September 30, 2014 and 2013 was $1,044,083 and $1,658,440, respectively.
The projected amortization expense as of September 30, 2014 attributed to future years is as follows:

12 months ending September 30,
2015	$1,089,203
2016	782,053
2017	338,655
2018	247,619
2019	247,619
Thereafter	145,162
$2,850,311

 The following is a schedule by year for future minimum payments under the billboard use right agreements at September 30, 2014:

12 months ending September 30,
2014	$4,651,938
2015	438,541
2016	306,115
2017	250,774
$5,647,368

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	September 30, 2013	June 30, 2014
a) Loans payable to Shanghai Pudong Development Bank	$1,950,000	$1,950,000

b) Loan payable to Dalian Bank the First Centre Branch	3,250,000	3,250,000

c) Loan payable to Industrial and Commercial Bank of China	292,500	292,500

d) Loan payable to Jinzhou Bank	1,625,000	1,625,000

e) Loan payable to Dalian Bank Shenyang Branch	975,000	975,000

f) Loan payable to Dalian Bank Shanghai Branch	471,250	471,250

g) Loan payable to Yingkou Bank	1,625,000	1,625,000

h) Loan payable to Jilin bank	1,625,000	1,625,000

i) Loan payable to Guangdong Development Bank	2,437,500	2,437,500

j) Loans payable to Agriculture and Commerce Bank	1,625,000	1,625,000

Total short term loans	$15,876,250	$15,876,250

a)
Loan payable to Shanghai Pudong Development bank is a one-year term loan from June 19, 2014 to June 18, 2015 for RMB 12,000,000 ($1.95 million) at a variable interest rate based on the interest rate set by the People’s Bank of China.  The effective rate is 7.5% per year.  This loan has been guaranteed by the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as a Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

b)
Loan payable to Dalian Bank the First Centre Branch is a one-year term loan from December 16, 2013 to December 15, 2014 in the amount of RMB 20,000,000 ($3.25 million) with a fixed interest rate of 8.4% per year. The Company pledged its brand trademark for the loan.

c)
Loan payable to Industrial and Commercial Bank of China was for a one-year term from August 29, 2013 to August 28, 2014, which was repaid on the due date. The Company obtained a new loan for the same amount from September 5, 2014 to September 5, 2015 at a variable interest rate based on the interest rate set by the People’s Bank of China.  As of September 30, 2014, the effective rate of the new loan is 7.2% per year. The Company pledged certain real estate property owned by the Company’s major stockholder as collateral

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

d)
 The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.63 million) for a term from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year. The Company pledged part of its advertising equipment with a carrying value of RMB 31 million (approximately $5.0 million), and also is guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma.  The loan has been repaid on November 17, 2014 (see Note 15).

e)
The Company obtained a loan from Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($975,000) for a term from June 23, 2014 to June 22, 2015 with a fixed interest rate of 8.1% per year.   The loan is guaranteed by V-Media, and also guaranteed by the Company's major stockholders, Mr. Guojun Wang, Ms. Ming Ma, Ms. Caiqin Wang and Mr. Tao Sun.

f)
Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 ($471,250) for a term from December 3, 2013 to December 2, 2014 with a fixed interest rate of 7.8% per year. This loan is guaranteed by V-Media, and is also guaranteed by the Company's major stockholders, Mr. Guojun Wang, and Ms. Ming Ma.

g)
Loan payable to Yingkou bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) from May 22, 2014 to May 21, 2015 with a fixed interest rate of 7.8% per year. Another loan is in the amount of RMB5, 000,000 ($0.81 million) from May 28, 2014 to May 27, 2015 with a fixed interest rate of 7.8% per year. Both loans have been guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and one of the Company’s major stockholders,  Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment with a value of RMB15 million ($2.4 million) to Liaoning Baijia Financing Assurance Co., Ltd as additional collateral.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

i)
Loan payable to Guangdong Development Bank is a one-year term loan from May 16, 2014 to May 15, 2015 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 8.1% per year . This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company’s major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD as additional collateral.

j)
Loans payable to Agriculture and Commerce Bank are two one-year term loans, both from June 3, 2014 to June 2, 2015 in amount of RMB 5,000,000 ($0.81 million each) with a fixed interest rate of 7.8% per year. The loans have been guaranteed by a third party, Dalian High and New Technology Guarantee Investment Co., and the Company's major stockholders, Ms. Ming Ma. In the guarantee contract, the Company paid approximately $40,000 (RMB 250,000) guarantee fee, and pledged part of its advertising equipment to Dalian High and New Technology Guarantee Investment Co. as additional collateral.

NOTE 9 – BANK ACCEPTANCE NOTES PAYABLE

As of September 30, 2014 and June 30, 2014, the Company has bank acceptance notes payable in the amount of $3,575,000. The notes are guaranteed to be paid by the banks and are usually for a short-term period of time of three to six months (see Note 15). The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. As of September 30, 2014 and June 30, 2014, $2.7 million in restricted cash was associated with these notes payable.

NOTE 10 – SUBSIDY INCOME

Since one of the Company’s subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax subsidy of $24,376 and $151,051 from the local government for the three months ended September 30, 2014 and 2013, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	September 30, 2014	June 30, 2014
Wang, Caiqin	$146,250	$146,250
Ma, Ming	251,394	145,894
Wang, Guojun	123,541	123,541
Total	$521,185	$415,685

The above stockholders periodically provide funds for the Company’s operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 12 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the three months ended September 30,
	2014	2013
Current tax provision
Federal	$-	$-
State	-	-
Foreign	711	88,669
	711	88,669
Deferred tax provision (benefit)
Operating loss carry forward	342,238	409,690
Allowance for operating loss carry forward	(342,238)	(409,690)

Income tax provision	$711	$88,669

The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings (loss) for the three months ended September 30, 2014 and 2013 are summarized below:

	For the three months ended September 30,
Entities with taxable income	$102,272	$1,422,769
Entities with losses	(1,269,712)	(1,358,836)
Total income (loss) before taxes	$(1,167,440)	$63,933

Current tax expense represents the tax effect calculated on the gain entities noted above at a statutory rate of 25%.  Deferred tax benefits attributed to the loss entities were fully reserved as part of the valuation allowance.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax calculation:
	2014	2013
Current taxable income	$102,272	$1,422,769
NOL applied	(99,430)	(1,068,093)
Net taxable income	2,842	354,676
Statutory rate	25%	25%
Income tax expense	$711	$88,669

United States
The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through September 30, 2014. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2034 of approximately $5,284,000 and $5,116,000 as of September 30, 2014 and June 30, 2014, respectively. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,796,624 and $1,739,330 as of September 30, 2013 and June 30, 2014, respectively.

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

PRC

a) Income Tax
Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,039,789 and $3,065,281 as of September 30, 2014 and June 30, 2014, respectively.

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the three months ended September 30, 2014, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to 0.8 million and 0.8 million as of September 30, 2014 and June 30, 2014. The valuation allowance as of September 30, 2014 and June 30, 2014 was $0.8 million and $0.8 million, respectively.

b) Business Tax
Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media’s another subsidiary is only subject to a 3% business tax. Total business tax expenses were $156,961 and $423,335 for the three months ended September 30, 2014 and 2013, respectively.

c) Taxes payable consisted of the following:

	September 30, 2014	June 30, 2014
Business tax payable	$(23,736)	$(23,736)
Corporate income tax payable	244,373	243,587
VAT payable	169,011	179,896
Other	145,168	120,400
Total taxes payable	$534,816	$520,147

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the three months ended September 30, 2014. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2009.

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

V MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EARNINGS PER SHARE
As of September 30, 2014, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

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

	For the three months ended September 30, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,726,927	$275,861	$-	$52,094	$58,468	$34,333	$4,147,683
Cost of Revenue	(2,202,869)	(218,152)	(375,766)	(65,638)	(142,591)	(159,122)	(3,164,138)
Gross Profit	$1,524,058	$57,709	$(375,766)	$(13,544)	$(84,022)	$(124, 789)	$983,545

	For the three months ended September 30, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$4,395,343	$153,123	$785,311	$43,315	$49,499	$225,000	$5,651,591
Cost of Revenue	(2,593,121)	(236,873)	(330,422)	(29,027)	(131,257)	(884,023)	(4,204,723)
Gross Profit	$1,802,222	$(83,750)	$454,889	$14,288	$(81,758)	$(659,023)	$1,446,868

NOTE 15 – SUBSEQUENT EVENTS

On Sept. 25, 2014, the Company increased its registered capital from 20 million RMB to 30 million RMB. This decision is based on the resolution of the Company’s recent shareholder meeting.
In October 2014, the Company renewed RMB 4 million (approximately $650,000) of banker acceptance notes from Dongya Bank. The notes payable are currently due in April 2015.

On November 17, 2014, the Company repaid the loan from Jinzhou Bank of RMB 10,000,000 ($1.63 million). A new loan agreement to borrow the same amount is now under processing by Jinzhou Bank.

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

We have experienced sustainable business growth in recent years. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of September 30, 2014, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of September 30, 2014, we have installed 52 “City Navigator” units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. Our Time Square billboard lease has expired on August 31, 2014 and the lease was not renewed due to the recurring loss on this project.

On July 17, 2012, our name was changed from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. Our trading symbol on the OTC Bulletin Board remains CMDI.OB.

Subsidiaries of V-Media

The following table sets forth information concerning V-Media’s subsidiaries:

Name of Subsidiary	V-Media’s Ownership Percentage	Region of Operations	Primary Business
Shenyang Vastitude Media Co., Ltd.	100%	Shenyang	Advertising company
Tianjin Vastitude AD Media Co., Ltd.	100%	Tianjin	Advertising company
Dalian Vastitude Network Technology Co., Ltd.	100%	Dalian	Computer research and development, technical service and domestic advertisement
Dalian Vastitude Engineering & Design Co., Ltd.	83%	Dalian	Engineering, design and construction
Dalian Vastitude & Modern Transit Media Co., Ltd.	70%	Dalian	Advertising company
Vastitude (Beijing) Technology Co.	60%	Beijing	Advertising company
Shanghai Vastitude Advertising & Media Co., Ltd.	100%	Shanghai	Advertising company
Vastitude Media –US Corporation	100%	U.S.	Advertising company

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

Promotion of Our Brand Name to Attract a Wider Client Base and Increase Revenues

We promote our brand name, [国域无疆]TM, through both our own media channels and public channels in Northern China. We believe that the enhancement of public awareness to our brand name will help broaden our client base, especially in the new marketplace such as Shenyang and Tianjin. As we expand our advertising client base and promote public’s awareness to our brand, demand for time slots and advertising space on our network will continue to grow.

Upgrade of Our Outdoor Billboard Network with New Digital Display Technology

We intend to capitalize on recent advances in digital display technology, especially mega-screen LED displays, to meet major institutional clients’ needs. Because the LED displays can be linked through centralized computer systems to instantaneously change static advertisements, and are highly visible even during bright daylight, it improves the advertising effects remarkably.  We plan to build more mega-screen (100 square meters to 500 square meters, approximately 1,076.4 square feet to 5,382 square feet) LED displays at premier locations in our marketplace.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended September 30, 2014 Compared to the Three-Month Period Ended September 30, 2013

Revenue

The following table shows the revenues of the Company on a consolidated basis:

REVENUES	Three Months Ended September 30,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$1,808,654	$2,027,839	$(219,185)	(10.8)%
City Transit system Display network	968,212	935,855	32,357	3.5%
Outdoor Billboards	710,620	1,359,305	(648,685)	(47.7)%
City Navigator	148,625	52,559	96,066	182.8%
Other service income(a)	90,816	19,785	71,031	359.0%
Subtotal for Dalian District	$3,726,927	$4,395,343	$(668,416)	(15.2)%

Shenyang District
Street Fixture and Display network	$80,516	$9,162	$71,354	778.8%
Outdoor Billboards	195,345	143,961	51,384	35.7%
Subtotal for Shenyang District	$275,861	$153,123	$122,738	80.2%

Beijing District
Outdoor Billboards	$-	$785,311	$(785,311)	(100)%
Subtotal for Beijing District	$-	$785,311	$(785,311)	(100)%

Tianjin District
Outdoor Billboards	$52,094	$43,315	$8,779	20.3%
Subtotal for Tianjin District	$52,094	$43,315	$8,779	20.3%

Shanghai District
Outdoor Billboards	$58,468	$49,499	$8,969	18.1%
Subtotal for Shanghai District	$58,468	$49,499	$8,969	18.1%

United States
Outdoor Billboards	$34,333	$225,000	$(190,667)	(84.7)%
Subtotal for US District	$34,333	$225,000	$(190,667)	(84.7)%

Total Revenues	$4,147,683	$5,651,591	$(1,503,908)	(26.6)%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended September 30, 2014 were $4,147,683, a decrease of $1,503,908 or 26.6%, from $5,651,591 for the three months ended September 30, 2013. The decrease in revenue was primarily attributable to the revenue decrease in Dalian, Beijing and the US , offset by revenue increase in Shenyang, Tianjin and Shanghai districts.

For three months ended September 30, 2014, sales in Dalian district, accounted for 89.9% of our total sales, decreased by $668,416, or 15.2%, to $3,726,927 from $4,395,343 for the three months ended September 30, 2013. The decrease is mainly the Company focuses their resources towards profitable subsidiaries and segments and thus the Company is downsizing its non-profitable subsidiaries. The Company may not renew billboard rentals that did not bring enough cash flow in the prior periods; instead, it will invest in business segments that have higher gross margins.

Sales in Tianjin district increased by 8,779, or 20.3%, to $52,094 from $43,315 for the three months ended September 30, 2014.Sales in Shanghai District increased $8,969 or 18.1% to $58,468 from $49,499 for the three months ended September 30, 2014.

Sales in Shenyang district increased $122,738 or 80.2% to $275,861 from $153,123 for the three months ended September 30, 2014. The increase was attributable to increased sales and marketing effort in local market.

Sales in Beijing district decreased by $785,311, or 100%, to $0 from $785,311 for the three months ended September 30, 2014. The reason of the decrease is that Beijing district has lost its only customer (of annual sales RMB 18 million) due to the lease expiration and that the client didn’t extend the contract due to expenditure control considerations.

Sales in the US decreased by $190,667, or 84.7% from $225,000 for the three months ended September 30, 2014. The Company has terminated the lease for the billboard in the US since it didn’t generate the level of revenue as the Company previously projected.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2014 was $3,164,138, a decrease of $1,040,585 or 24.7%, from $4,204,723 for the same period ended September 30, 2013.  Decrease in cost of revenue is due to: (a) a reduction in depreciation of about $400,000. and (b) a reduction in amortization of about $610,000. The decrease is primarily due to the termination of the lease for the billboard located at Times Square. We experienced higher labor cost due to hiring experienced ads production staff and higher material costs charge due to price increase, but the effect is offset by the savings noted above.

COST OF REVENUES	Three Months Ended September 30,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$947,959	$1,181,316	$(233,357)	(19.8)
City Transit system Display network	632,191	598,120	34,071	5.7%
Outdoor Billboards	536,017	771,240	(235,223)	(30.5)%
City Navigator	62,278	23,946	38,332	160.1%
Other service cost (b)	24,424	18,499	5,925	32.0%
Subtotal for Dalian District	$2,202,869	$2,593,121	$(390,252)	(15.0)%

Shenyang District
Street Fixture and Display network	$58,901	$16,581	$42,320	255.2%
Outdoor Billboards	159,251	220,292	(61,041)	(27.7)%
Subtotal for Shenyang District	$218,152	$236,873	$(18,721)	(7.9)%

Beijing District
Outdoor Billboards	$375,766	$330,422	$45,344	13.7%
Subtotal for Beijing District	$375,766	$330,422	$45,344	13.7%

Tianjin District
Outdoor Billboards	$65,638	$29,027	$36,611	126.1%
Subtotal for Tianjin District	$65,638	$29,027	$36,611	126.1%

Shanghai District
Outdoor Billboards	$142,591	$131,257	$11,334	8.6%
Subtotal for Shanghai District	$142,591	$131,257	$11,334	8.6%

United States
Outdoor Billboards	$159,122	$884,023	$(724,901)	(82.0)%
Subtotal for United States	$159,122	$884,023	$(724,901)	(82.0)%

Total Cost of Revenue	$3,164,138	$4,204,723	$(1,040,585)	(24.7)%

 (b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the three months ended September 30, 2014 decreased by $463,323 or 32.0% to $983,545 from $1,446,868 for the same period in 2013. The decrease in gross profit was due to the decreased revenue during the three months ended September 30, 2014. Management is actively enforcing cost-saving measures which lead to decrease of cost and expenses in current quarter. With lower rental cost and production cost, we were able to improve gross margin. However, our gross margin during the three months ended September 30, 2014 and 2013 were 23.7% and 25.6%, respectively, the decrease is mainly due to the decrease of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,875,178 during the three months ended September 30, 2014, an increase of $600,328 or 47.1%, compared to $1,274,850 for the same period ended September 30, 2013. The increase is mainly due to $840,000 increase in the provision for doubtful accounts, which generated from account receivable, advance to vendor and loans receivable would increase since the management has reassessed and updated its bad debt reserve policy.

Other Expenses/Income, net

For the three months ended September 30, 2014, we had total other expenses of $275,807, an increase of $167,722 or 155.2%, compared with the other expenses of $108,085 during the same period of 2013.  The increase in net of other expense was mainly due to a $126,675 decrease in subsidy income during the period. The subsidy is a special tax subsidy for companies located in special economic development zone in Dalian City.

Total interest expense on the bank loans for the three months ended September 30, 2014 and 2013, amounted to $319,392 and $254,148, respectively, the increase is due to the increase in borrowing.

Net Loss Attributable to the Company

Net loss attributable to the Company was $960,485 for the three months ended September 30, 2014, as compared with the net loss of $129,888 during the three months ended September 30, 2013, representing an increase of $830,597 or 639.5%. The increase in net loss was mainly attributed to our decrease in revenue and increase in selling, general and administrative expenses.

Foreign currency translation adjustments

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment, our comprehensive loss was $965,751 during the three months ended September 30, 2014, and $101,140 during the three months ended September 30, 2013.

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital contribution from shareholders. Presently, our principal sources of liquidity are generated from our operations and loans from commercial banks.  Our working capital requirements are influenced by the level of our operations, our sales contracts, the progress of our contracts execution, and the timing of accounts receivable collections.

Based on our current planned operations, we believe that our existing resources, including cash generated from operations, bank loans and bank notes payable and advances from suppliers will be sufficient to meet our working capital requirements for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.  Our long-term liquidity will depend on our ability to refinance our debts. The Company’s management expects to be able to refinance its short term loans based on past experience and the Company’s good credit history. In July 2012, we signed an agreement with Bank of Asia, pursuant to which, the bank provides a RMB 22 million ($3.6 million) revolving notes payable credit line from July 25, 2012 to July 25, 2020. In September 25, 2014, the Company received RMB 10 million ( $1.63 million) from the Company’s majority shareholder Mr. Wang Guojun and Ms. Ma Ming( RMB 5 million each), In addition, our major shareholder, Mr. Guojun Wang has pledged to provide personal loans when necessary to provide us with sufficient liquidity for the next 12 months. The Company also will discontinue the less profitable business lines to increase the overall profitability of the Company.

Additionally, our Time Square billboard lease has expired on August 31, 2014 and the lease was not renewed due to the recurring loss on this project. The management expects to save $3 million lease payment annually on this project and will decrease approximately $1.8 million of our prior year loss from our the bottom line.. Without this project, the Company expects to turn around and become profitable for the fiscal year ending June 30, 2015.

As of September 30, 2014, the Company’s cash and cash equivalents amounted to $268,697, a decrease of $872,680 from $1,141,377 as of June 30, 2014.

Cash Flow from Operating Activities

Net cash used in operating activities was $1,984,092 for the three months ended September 30, 2014, a decrease of $2,726,176 from the net cash provided by operating activities of $742,084 for the three months ended September 30, 2013. The decrease was mainly due to the increase in net loss of $1,143,415, and decreases in depreciation and amortization of $927,577, accounts payable of $980,117, advance to suppliers of $612,927 and accounts receivable of $293,440, offset by an increase in provisions for doubtful accounts totaling $838,342.

Cash Used in Investing Activities

Net cash used in investing activities in the three months ended September 30, 2014 was $802,880 as compared to net cash used in investing activities of $2,005,922 for the three months ended September 30, 2013.  Cash used in investing activities in the current period was for acquisitions of new outdoor advertising platforms to expand our existing advertising network. The decrease in cash used in investing activities this period is mainly due to the termination of the billboard lease located at Times Square.

Cash Provided by Financing Activities

For the three months ended September 30, 2014, net cash provided by financing activities was $1,914,747 as a result of i) net proceeds from capital contributions of $1.6 million from the our majority shareholders Mr Wang Guojun and Ms. Ma Ming; ii) net proceeds from related party loans of approximately $0.1 million, and iii) net proceeds from restricted cash of $185,147. Net cash provided by financing activities was $442,018 for the three months ended September 30, 2013, primarily due to net proceeds from short-term bank loans of $1,958,657 partially offset by a $1,387,382 repayment of third party loans.

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

Impact of Recent Accounting Pronouncements

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

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2014 which was filed with the Securities and Exchange Commission on October 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, we have

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

Date:  November 19, 2014

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