Form 10-Q
period 2014-12-31
V Media Corp
filed 2015-03-23
CIK 1080627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

86-0411-8272-8168
(Registrant's Telephone Number, Including Area Code)

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
 Yes ☒          No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

    As of March 16, 2015, the Company had outstanding 27,590,701 shares of common stock, $0.0001 par value.

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

●	"We," "us," "our" and the "Company" refers to V Media Corporation and its subsidiaries.

●	"Securities Act" refers to the Securities Act of 1933, as amended, and "Exchange Act" refer to the Securities Exchange Act of 1934, as amended;

●	"China" and "PRC" refer to the People's Republic of China;

●	"RMB" refers to Renminbi, the legal currency of China; and

●
"U.S. dollar," "$" and "US$" refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6. 1538 for June 30, 2014, and $1 = RMB 6.1387 for December 31, 2014, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.1087 is used for the condensed consolidated statement of operations and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2013, and $1 = RMB6.1463 is used for the condensed consolidated statement of operation and other comprehensive income (loss) and condensed consolidated statement of cash flows for the six months ended December 31, 2014; both of which were based on the average currency conversion rate for each respective quarter.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this report includes some statements that are not purely historical fact and that are "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

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

V MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31	As of June 30
	2014	2014

ASSETS

Current assets
Cash and cash equivalents	$742,872	$1,141,377
Restricted cash	4,333,140	2,882,750
Accounts receivable, net of allowance for doubtful accounts of $3,167,973 and $2,557,684 as of December 31, 2014 and June 30, 2014	3,800,136	3,796,095
Advance to suppliers, net of allowance for doubtful accounts of $113,595 and $98,530 as of December 31, 2014 and June 30, 2014	2,679,785	523,200
Loans receivable, net	1,668,463	689,291
Other current assets	547,015	90,577
Total current assets	13,771,411	9,123,290

Property, equipment and construction in progress, net	23,782,557	23,525,520

Other assets
Billboards use right, net	2,690,187	3,330,283
Loans receivable	-	152,276
Security deposits	2,085,323	2,010,019
Total other assets	4,775,510	5,492,578

Total Assets	$42,329,478	$38,141,388

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$14,204,880	$15,876,250
Accounts payable	3,567,053	2,998,517
Bank acceptance notes payable	6,841,800	3,575,000
Other payables	1,584,179	1,609,876
Deferred revenues	4,535,410	1,692,272
Taxes payable	465,220	520,147
Due to related parties	1,551,937	415,685
Total current liabilities	32,750,479	26,687,747

Commitments and contingencies

Equity
Series A Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 Par value; 80,000,000 shares authorized;
27,590,701 shares issued and outstanding	2,759	2,759
Additional paid-in-capital	8,450,820	6,820,820
Accumulated other comprehensive income	1,197,795	1,108,296
Retained earnings (Accumulated deficit)	(1,315,300)	1,603,424
Total V Media Corp. equity	8,336,174	9,535,399
Noncontrolling interest	1,242,825	1,918,242
Total equity	9,578,999	11,453,641

Total Liabilities and Equity	$42,329,478	$38,141,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

V MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013

Revenues	$7,672,257	$11,139,156	$3,524,574	$5,487,565

Cost of revenue	(7,404,538)	(8,637,195)	(4,240,400)	(4,432,472)

Gross profit (loss)	267,719	2,501,961	(715,826)	1,055,093

Selling, general and administrative expenses	(3,533,047)	(2,713,591)	(1,657,869)	(1,438,741)

Loss from operations	(3,265,328)	(211,630)	(2,373,695)	(383,648)

Other income (expenses):
Interest income	40,631	30,156	5,146	8,467
Interest expense	(632,505)	(551,775)	(313,113)	(297,627)
Subsidy income	359,706	194,743	335,330	43,692
Other expenses	(17,103)	(26,924)	(827)	(247)

Total other income (expenses)	(249,271)	(353,800)	26,536	(245,715)

Loss before income taxes	(3,514,599)	(565,430)	(2,347,159)	(629,363)

Income tax provision
Current	83,430	-	82,719	(88,669)
Deferred	-	105,734	-	105,734
Total income tax provision	83,430	105,734	82,719	17,065

Net loss	(3,598,029)	(671,164)	(2,429,878)	(646,428)

Less: net income (loss) attribute to the noncontrolling interest	(679,305)	25,713	(471,639)	(79,439)

Net loss attributable to V Media Corp.	$(2,918,724)	$(696,877)	$(1,958,239)	$(566,989)

Net loss	(3,598,029)	(671,164)	(2,429,878)	(646,428)

Other comprehensive income
Foreign currency translation gain	93,387	160,555	300,194	126,121

Comprehensive loss	(3,504,642)	(510,609)	(2,129,684)	(520,307)

Less: comprehensive income (loss) attributed to
the noncontrolling interest	(671,529)	55,086	(262,322)	(55,752)

Comprehensive loss attributable to V Media Corp.	$(2,833,113)	$(565,695)	$(1,867,362)	$(464,555)

Loss per share
Basic and diluted	$(0.11)	$(0.03)	$(0.07)	$(0.02)
Weighted average number of common shares
Basic and diluted	27,590,701	27,590,701	27,590,701	27,590,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

V MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,598,029)	$(671,164)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,514,877	1,495,594
Amortization	1,988,347	3,284,052
Provision for doubtful accounts-accounts receivable	603,290	417,001
Provision for doubtful accounts-loans receivable	391,002	-
Deferred tax provision (benefit)	-	105,734
Changes in operating assets and liabilities
Accounts receivable	(598,102)	(1,218,475)
Advance to suppliers	(2,167,456)	(540,966)
Other current assets	(455,717)	(552,295)
Security deposit	(70,270)	(15,715)
Accounts payable	560,466	81,955
Other payables	41,007	649,151
Deferred revenues	2,835,606	274,124
Taxes payable	(56,139)	(23,226)

Net cash provided by operating activities	988,882	3,285,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third party, net	(1,200,009)	(685,582)
Acquisition of billboards use rights	(1,341,034)	(3,862,365)
Purchase of property and equipment	(1,713,761)	(259,031)

Net cash used in investing activities	(4,254,804)	(4,806,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(1,441,522)	262,567
Net proceeds from capital contributions	1,627,000	-
Net proceeds from (repayment of) short-term bank loans	(1,708,350)	1,964,420
Net proceeds from bank acceptance notes payable	3,254,000	-
Net proceeds from (repayment of) related party loans	1,134,208	(211,796)
Repayment of third party loans	-	(916,729)
Repayment of long-term loans	-	(336,715)

Net cash provided by financing activities	2,865,336	761,747

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	2,081	29,566

NET DECREASE IN CASH AND CASH EQUIVALENTS	(398,505)	(729,895)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,377	2,148,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$742,872	$1,418,426

SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid	$11,815	$53,941
Interest paid	$632,257	$513,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS, BASIS OF PRESENTATION, AND LIQUIDITY

(a)	Organization and nature of business

V Media Corp., ("the Company"), originally known as Golden Key International Inc., and then China New Media Corp., is a corporation organized under the laws of the State of Delaware in 1999.

Effective July 17, 2012, the Company changed its name from China New Media Corp. to V Media Corporation through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging a wholly owned subsidiary of the Company into the Company, with the Company as the surviving corporation in the merger. The Company, along with its subsidiaries and Variable Interest Entities ("VIEs"), is engaged in the sale, construction and operations of outdoor advertising displays and other alternative media business. The Company is headquartered in Dalian, the commercial center of Northeastern China and has subsidiaries in Beijing, Shanghai and Tianjin.

(b)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("US GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on October 14, 2014. Operating results for the six and three months ended December 31, 2014 may not be necessarily indicative of the results that may be expected for the full year.

(c)	Liquidity, capital resources and management's plans

The Company reported a net loss of approximately $2.9 million and $0.7 million for the six-month periods ended December 31, 2014 and 2013, respectively. At December 31, 2014 and June 30, 2014, the Company had a working capital deficit of approximately $19.0 million and $17.6 million, respectively.

The Company continues to finance its operations primarily through short-term bank borrowings and bank acceptance notes. Short-term bank borrowings and bank acceptance notes amounts to approximately $14.2 million and $6.8 million, respectively, at December 31, 2014. Management expects that short-term bank financing will continue to be available through March 31, 2016.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has also historically funded part of its working capital needs from operations, advance payments from customers, capital contributions and loans from its principal shareholders.

Based on our current operating plans, management expects that the Company's existing resources, including short-term bank loans and bank notes payable, advances from customers, capital contributions and loans from our major shareholders will be sufficient to meet the working capital requirements for the Company's current operations over the next twelve months. Management expects the Company to be able to refinance all of its short term loans based on past experience and its good credit history. In July 2012, the Company signed an agreement with Bank of East Asia, pursuant to which, the bank is providing the Company with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020. In addition, the Company's principal shareholder has committed to provide personal loans when necessary to provide it with sufficient liquidity for the next twelve months. The Company also will discontinue the less profitable business lines to increase its overall profitability of the Company.

Additionally, the Company's Time Square billboard lease expired on August 31, 2014 and the lease was not renewed due to the recurring losses on this project. Management expects to save $3 million of lease payments annually on this project.  With its continued efforts to cut costs and to promote new business, the Company expects to turn around and become profitable in the next twelve months.

The ability of the Company to continue is dependent upon management's ability to implement its strategic plans, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting years. Significant estimates, required by management, include the utilization of deferred tax assets, recoverability of long-lived assets, collectability of advances to suppliers, loans receivable and accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months. Since a majority of the bank accounts are located in PRC, those bank balances are uninsured.

Restricted Cash
As of December 31, 2014, the Company had restricted cash of $4.3 million. Restricted cash was associated with its bank acceptance notes payable. The banks require the Company to maintain a cash balance of a minimum of 50% of the balance of the notes payable as collateral (Note 9).

Accounts Receivable
Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed. If facts subsequently become available to indicate that the allowance provided requires an adjustment, then the allowance will be adjusted. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The allowance for doubtful accounts totaled $3,167,973 and $2,557,684 as of December 31, 2014 and June 30, 2014, respectively. Accounts are written off only after exhaustive collection efforts.

Advance to suppliers
The Company periodically makes advances to certain vendors for purchases of advertising materials and equipment and records those advances as advance to suppliers. We have annually recorded an allowance when there is doubt as to collectability. If facts subsequently become available to indicate that an allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowance for doubtful accounts totaled $113,595 and $98,530 as of December 31, 2014 and June 30, 2014, respectively. Accounts are written off only after exhaustive collection efforts.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization's contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company's financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.

NOTE 3 - LOANS RECEIVABLE

The loans receivable include the following:
			December 31, 2014	June 30, 2014
a	)	Dalian Qianbaihe Cloth Accessories Co.	$236,554	$235,974
b	)	Dalian Tianjun Trade Co.	260,640	260,000
c	)	Dalian Digital Media Co.	36,684	36,594
d	)	Beijing Cross-Strait Publishing Exchange Center	48,870	48,750
e	)	Dalian Culture and Broadcasting Corp	136,836	136,500
f	)	Dalian Bomeishiji Media Corp	146,003	145,645
g	)	Shenzhen Lianchuang Jianhe Corp	366,256	365,357
h	)	Bainianchahui Corp.	654,140	523,776
i	)	Wanjiada Commerce and Trade Co.	-	141,926
j	)	Beijing Dayang Hongye Building Decoration Engineering	122,175	121,875
k	)	Guohe Co.	625,536	-
l	)	Shushuai Ma	424,597	-
m	)	Others	380,396	215,313
		Total loans receivable	$3,438,687	$2,231,710
		Allowance for doubtful accounts	(1,770,224)	(1,390,143)
		Net loans receivable	1,668,463	841,567
		Net loans receivable – non current	-	152,276
		Net loans receivable – current	$1,668,463	$689,291

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) The Company made $0.24 million loan to Dalian Qianbaihe Cloth Accessories Co. for one year from March 5, 2014 to March 4, 2015 with interest 10%. The loan has been fully reserved as part of the allowance for doubtful accounts.

b) The Company made the following loans to Dalian Tianjun Trade Co.: (1) $0.24 million (RMB 1.5 million) for one year from January 1, 2014 to December 31, 2015, which has been reserved in the provision for doubtful accounts. (2) One-year term loan from November 30, 2012 to October 29, 2013 in the amount of $0.49 million (RMB 3.0 million). The Company has been repaid $0.47 million (RMB2.9 million) as of June 30, 2014.  The remaining balance of $0.02 million (RMB 100,000) has been extended to October 31, 2014. However, Dalian Tianjun did not pay back the loan as of December 31, 2014 and the balance has been fully reserved as part of the allowance for doubtful accounts.

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

e) The Company loaned $0.14 million to Dalian Culture and Broadcasting Corp in December 2012. In November, 2013, the loan was extended on November 21, 2013 for one year with the due date on October 31, 2014. The annual interest is 10%. However, since the Company did not receive the loan repayment as of December 31, 2014, the loan has been fully reserved as part of the allowance for doubtful accounts.

f) The Company loaned $0.15 million to Dalian Bomeishiji Media Corp for one year with the balance due on December 31, 2014. The annual interest is 10%. The Company did not receive the repayment as of the due date and the loan is fully reserved as part of the allowance for doubtful accounts.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

g) The Company loaned $0.37 million to Shenzhen Lianchuangjianhe Corp in 2013 which is due on demand and bear 10% annual interest.

h) The Company made the following loans to Bainianchahui Corp: (1) $0.26 million (RMB 1.57 million) for one year due on November 09, 2014. However, the Company did not receive the loan repayment before December 31, 2014 and the loan is fully reserved, (2) $0.15 million (RMB 0.94million) for two years and is due on December 31, 2015. Both loans bear annual interest of 10%, and (3) $0.24 million (RMB 1.0 million) which is due on demand.

i) The Company loaned $0.22 million to Wanjiada Commerce and Trade Co. on June 27, 2014 which is due on demand with no interest. The Company received the repayment as of December 31, 2014.

j) The Company loaned $0.12 million to Beijing Dayang Hongye Building Decoration Engineering on July 10, 2013 which is due on demand with no interest. The loan is fully reserved as part of the allowance for doubtful accounts.

k) The Company loaned $0.63 million to Guohe Company in December, 2014 which is due on demand with no interest.

l) The Company loaned $0.42 million to Shushuai Ma in December, 2014 which is due on demand with no interest.

m) The Company has various loans of $0.38 million to other third parties as of December 31, 2014 which is due on demand and bears no interest.

NOTE 4 - MAJOR SUPPLIERS

During the six months ended December 31, 2014, two major suppliers provided approximately 34% of the Company's purchase of raw materials, with each supplier accounting for 25% and 9%. During the six months ended December 31, 2013, three major suppliers provided approximately 78% of the Company's purchase of raw materials, with each supplier accounting for 52% and 13% and 13%.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	December 31, 2014	June 30, 2014
Advertising equipment	$33,659,001	$33,088,038
Office equipment and furniture	933,155	904,450
Office building and Improvement	118,165	117,875
Transportation	1,657,235	1,666,891
Subtotal	36,367,556	35,777,254
Less: Accumulated depreciation	(15,406,070)	(13,855,225)
Construction in progress	2,821,071	1,603,491
Total	$23,782,557	$23,525,520

Depreciation expense totaled $1,070,785 and $738,282 for the three months ended December 31, 2014 and 2013, respectively, and totaled $1,514,877 and $1,495,594 for the six months ended December 31, 2014 and 2013, respectively. Approximately $29.5 million of advertising equipment was pledged as collateral against various short term loans as of December 31, 2014.
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

The Company also leased a billboard use right at Times Square in New York under a non-cancellable operating lease through August 31, 2014, requiring a quarterly lease payment of $840,000 before September 1, 2013 and increasing to $870,000 thereafter. This lease expired on August 31, 2014 and was not renewed.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease expense recorded in cost of sales in connection with the Time Square billboard totaled $0 million and $0.87 million for the three months ended December 31, 2014 and 2013, respectively, and $0 million and $1.74 million for the six months ended December 31, 2014 and 2013, respectively.

Amortization of billboard use rights for the three months ended December 31, 2014 and 2013 was $944,264 and $1,625,612, respectively, and $1,988,347 and $3,284,052 for the six months ended December 31, 2014 and 2013, respectively.
The projected amortization expense as of December 31, 2014 attributed to future years is as follows:

12 months ending December 31,
2015	$816,288
2016	692,016
2017	276,058
2018	249,238
2019	249,238
Thereafter	407,349
$2,690,187

 The following is a schedule by year for future minimum payments under the billboard use right agreements at December 31, 2014:

12 months ending December 31,
2015	$1,888,866
2016	944,653
2017	694,597
2018	258,229
$3,786,345

NOTE 8 - SHORT TERM LOANS

The short term loans include the following:

	December 31, 2014	June 30, 2014
a) Loans payable to Shanghai Pudong Development Bank	$1,954,800	$1,950,000
b) Loan payable to Dalian Bank the First Centre Branch	1,629,000	3,250,000
c) Loan payable to Industrial and Commercial Bank of China	293,220	292,500
d) Loan payable to Jinzhou Bank	1,547,550	1,625,000
e)Loan payable to Dalian Bank Shenyang Branch	977,400	975,000
f)Loan payable to Dalian Bank Shanghai Branch	472,410	471,250
g) Loan payable to Yingkou Bank	1,629,000	1,625,000
h) Loan payable to Jilin bank	1,629,000	1,625,000
i) Loan payable to Guangdong Development Bank	2,443,500	2,437,500
j) Loans payable to Agriculture and Commerce Bank	1,629,000	1,625,000
Total short term loans	$14,204,880	$15,876,250

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a)	Loan payable to Shanghai Pudong Development bank is a one-year term loan from June 19, 2014 to June 18, 2015 for RMB 12,000,000 ($1.95 million) at a variable interest rate based on the interest rate set by the People's Bank of China. The effective rate is 7.5% per year. This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as a Joint Venture Guarantee Group Co., LTD, an independent third party guarantee company.

b)	Loan payable to Dalian Bank the First Centre Branch is a one-year term loan from December 16, 2013 to December 15, 2014 in the amount of RMB 20,000,000 ($3.25 million) with a fixed interest rate of 8.4% per year. The loan was repaid when due and the Company obtained a new loan for RMB10,000,000 ($1.63 million) from December 16, 2014 to October 16, 2015 with a fixed interest rate of 8.4% per year. The Company pledged its brand trademark for the loan.

c)	Loan payable to Industrial and Commercial Bank of China was for a one-year term from August 29, 2013 to August 28, 2014 in the amount of RMB 1,800,000 ($293,220), which was repaid on the due date. The Company obtained a new loan for the same amount from September 5, 2014 to September 5, 2015 at a variable interest rate based on the interest rate set by the People's Bank of China. As of December 31, 2014, the effective rate of the new loan is 7.2% per year. The Company pledged certain real property owned by the Company's major stockholder as collateral

d)	The Company obtained a loan from Jinzhou Bank in the amount of RMB 10,000,000 ($1.63 million) for a term from November 18, 2013 to November 17, 2014 with a fixed interest rate of 8.4% per year. The loan was repaid when due and the Company obtained a new loan for RMB9,500,000 ($1.55 million) from November 18, 2014 to November 17, 2015 with a fixed interest rate of 8.4% per year. The loan is secured by certain of the Company's advertising equipment with a carrying value of RMB 31 million (approximately $5.0 million) and guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

e)	The Company obtained a loan from Dalian Bank Shenyang Branch in the amount of RMB 6,000,000 ($977,400) for a term from June 23, 2014 to June 22, 2015 with a fixed interest rate of 8.1% per year. The loan is guaranteed by the Company's a subsidiary, Dalian V-Media, and also guaranteed by the Company's major stockholders, Mr. Guojun Wang, Ms. Ming Ma, Ms. Caiqin Wang and Mr. Tao Sun.
f)	Loan payable to Dalian Bank Shanghai Branch is in the amount of RMB 2,900,000 ($472,410) for a year from December 3, 2013 to December 2, 2014 with a fixed interest rate of 7.8% per year. The loan was repaid when due and the Company obtained a new loan for the same amount from December 12, 2014 to December 11, 2015 with a fixed interest rate of 7.28% per year. This loan is guaranteed by the Company's major Stockholders Ming Ma and Guojun Wang, and other three individuals Shiming Sun, Hong Wang and Chuanrong He. .
g)	Loan payable to Yingkou Bank consisted of two loans. One loan in the amount of RMB 5,000,000 ($0.81 million) from May 22, 2014 to May 21, 2015 with a fixed interest rate of 7.8% per year. The loan is guaranteed by Liancheng Financing Assurance Co., Ltd. and a major shareholder, Ms. Ming Ma. Another loan is in the amount of RMB5, 000,000 ($0.81 million) from May 28, 2014 to May 27, 2015 with a fixed interest rate of 7.8% per year. This loan is guaranteed by Liaoning Baijia Financing Assurance Co.,Ltd, and a major shareholder, Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment with a value of RMB15 million ($2.4 million) to Liancheng Financing Assurance Co., Ltd. and Liaoning Baijia Financing Assurance Co., Ltd as additional collateral.
h)	Loan payable to Jilin Bank is a one-year term loan from June 26, 2014 to June 25, 2015 in the amount of RMB10,000,000 ($1.63 million) with a fixed interest rate of 7.8% per year. This loan has been guaranteed by the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma as well as Dalian QianbaiHe Clothing Accessories Co., LTD. The Company pledged part of its advertising equipment to Dalian QianbaiHe Clothing accessories Co., LTD as additional collateral.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

i)	Loan payable to Guangdong Development Bank is a one-year term loan from May 16, 2014 to May 15, 2015 in amount of RMB15,000,000 ($2.44 million) with a fixed interest rate of 8.1% per year . This loan has been guaranteed by Dalian Enterprise Credit Guarantee Co., LTD and the Company's major stockholders, Mr. Guojun Wang and Ms. Ming Ma. In the guarantee contract, the Company pledged part of its advertising equipment to Dalian Enterprise Credit Guarantee Co., LTD as additional collateral.
j)	Loans payable to Agriculture and Commerce Bank are two one-year term loans, both from June 3, 2014 to June 2, 2015 each in amount of RMB 5,000,000 ($0.81 million each) with a fixed interest rate of 7.8% per year. The loans have been guaranteed by a third party, Dalian High and New Technology Guarantee Investment Co., and the Company's major stockholders, Ms. Ming Ma. In the guarantee contract, the Company paid approximately $40,000 (RMB 250,000) guarantee fee, and pledged part of its advertising equipment to Dalian High and New Technology Guarantee Investment Co. as additional collateral.
NOTE 9 – BANK ACCEPTANCE NOTES PAYABLE

As of December 31, 2014, the Company has bank acceptance notes payable in the amount of $6,841,800. The notes are guaranteed to be paid by the banks and are usually for a short-term period of time of three to six months (see Note 15). The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. In addition, certain of the bank acceptance notes totaling $3,258,000 are secured by the Company's trademark and $3,584,000 of the bank acceptance notes from Bank of East Asia are guaranteed by the Company's major shareholders, Mr. Guojun Wang and Ms. Ming Ma. As of December 31, 2014, $3.4 million in restricted cash related to these notes payable.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSIDY INCOME

Since one of the Company's subsidiaries is located in a special economic development zone in Dalian City, the Company received a special tax subsidy of $335,330 and $43,692 from the local government in the three months ended December 31, 2014 and 2013, respectively, and $359,706 and $194,743 in the six months ended December 31, 2014 and 2013, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are as follows:

	December 31, 2014	June 30, 2014
Wang, Caiqin	$935,543	$146,250
Ma, Ming	391,918	145,894
Wang, Guojun	224,476	123,541
Total	$1,551,937	$415,685

The above stockholders periodically provide funds for the Company's operations for advertising material and equipment purchases. These amounts are generally unsecured, non-interest bearing and due on demand.

NOTE 12 – TAXES

a)	Corporate Income Tax

Significant components of the income tax provision were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	83,430	-	82,719	(88,669)
	83,430	-	82,719	(88,669)
Deferred tax assets (benefit)
Net operating loss carry forward (NOL)	(933,707)	(400,824)	(591,469)	-
Change in valuation allowance	933,707	506,558	591,469	105,734

Income tax provision	$83,430	$105,734	$82,719	$17,065

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has several subsidiaries operating in different tax jurisdictions. The pre-tax earnings (loss) for the six and three months ended December 31, 2014 and 2013 are summarized below:

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
Entities with taxable income	$104,208	$1,486,258	$-	$287,537
Entities with losses	(3,618,807)	(2,051,688)	(2,347,159)	(916,900)
Total income (loss) before taxes	$(3,514,599)	$(565,430)	$(2,347,159)	$(629,363)

The current tax provision is calculated using the PRC statutory rate of 25%, as follows:

Tax calculation:

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
Current taxable income	$104,208	$1,486,258	$-	$287,537
Provision for doubtful accounts not deductible	329,428	-	330,876	-
NOL applied	(99,916)	(1,486,258)	-	(287,537)
Net taxable income	333,720	-	330,876	-
Statutory rate	25%	25%	25%	25%
Income tax expense	$83,430	$-	$82,719	$-

United States

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

V Media Corp., a Delaware corporation, has incurred a net operating loss for federal income tax purposes through December 31, 2014. The Company had loss carry forwards for U.S. federal income tax purposes available for offset against future taxable U.S income expiring through 2034 of approximately $5,288,000 as of December 31, 2014. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history in the United States. Accordingly, a full valuation allowance has been provided against the deferred tax asset and no deferred tax asset benefit has been recorded for the US operation. The valuation allowance against the deferred tax asset was $1,797,920 as of December 31, 2014.

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

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRC

a) Income Tax

Dalian Guo-heng and V-Media Group are governed by the Income Tax Law of the People's Republic of China concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions' restriction, the V-Media Group and its subsidiaries of Shenyang, Wangluo, Tianjin, Beijing and Shanghai have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $3,045,216 and $3,065,281 as of December 31, 2014 and June 30, 2014, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the six months ended December 31, 2014, management concluded the realization of PRC deferred tax assets is uncertain. Deferred tax assets amounted to $0.9 million and $0.8 million as of December 31, 2014 and June 30, 2014. The valuation allowance as of December 31, 2014 and June 30, 2014 was $0.9 million and $0.8 million, respectively.

b) Business Tax

Dalian Guo-heng, Dalian Vastitude Media Group Co., Ltd. and its five subsidiaries are also subject to 5% business tax and related surcharges levied on advertising services in China. Dalian V-Media's another subsidiary is only subject to a 3% business tax. Total business tax expenses were $146,954 and $158,884 for the three months ended December 31, 2014 and 2013, respectively, and totaled $304,245 and $582,219 for the six months ended December 31, 2014 and 2013, respectively.

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

c) Taxes payable consisted of the following:

	December 31, 2014	June 30, 2014
Business tax payable	$(23,783)	$(23,736)
Corporate income tax payable	315,687	243,587
VAT payable	16,496	179,896
Other	156,820	120,400
Total taxes payable	$465,220	$520,147

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. There were no unrecognized tax benefits or penalties for the three and six months ended December 31, 2014. The Company files income tax returns with U.S. Federal Government, as well as Delaware State. The Company also files returns in foreign jurisdictions of Hong Kong and PRC. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2009.

The Company's foreign subsidiaries and VIEs also file income tax returns with both the National Tax Bureau and the Local Tax Bureaus. The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2000.

NOTE 13 – EARNINGS PER SHARE
As of December 31, 2014, the Company had 1,000,000 shares of preferred stock issued and outstanding, that have not been included in diluted weighted average shares calculation because pursuant to the Merger agreement, no preferred shares can be converted into any securities.

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

V MEDIA COPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended December 31, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,238,118	$209,131	$-	$16,568	$60,757	$-	$3,524,574
Cost of Revenue	(3,309,951)	(239,545)	(468,767)	(77,840)	(144,297)	-	(4,240,400)
Gross Profit	$(71,833)	$(30,414)	$(468,767)	$(61,272)	$(83,540)	$-	$(715,826)

	For the three months ended December 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$3,834,192	$257,696	$465,617	$237,249	$146	$692,665	$5,487,565
Cost of Revenue	(2,717,317)	(252,617)	(409,572)	(40,480)	(133,735)	(878,751)	(4,432,472)
Gross Profit	$1,116,875	$5,079	$56,045	$196,769	$(133,589)	$(186,086)	$1,055,093

	For the six months ended December 31, 2014
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$6,965,045	$484,992	$-	$68,662	$119,225	$34,333	$7,672,257
Cost of Revenue	(5,512,820)	(457,697)	(844,533)	(143,478)	(286,888)	(159,122)	(7,404,538)
Gross Profit	$1,452,225	$27,295	$(844,533)	$(74,816)	$(167,663)	$(124,789)	$267,719

	For the six months ended December 31, 2013
	Dalian District	Shenyang District	Beijing District	Tianjin District	Shanghai District	US Corporation	Total
Revenue	$8,229,536	$410,818	$1,250,928	$280,564	$49,645	$917,665	$11,139,156
Cost of Revenue	(5,310,437)	(489,490)	(739,995)	(69,507)	(264,992)	(1,762,774)	(8,637,195)
Gross Profit	$2,919,099	$(78,672)	$510,933	$211,057	$(215,347)	$(845,109)	$2,501,961

NOTE 15 – SUBSEQUENT EVENTS

In February 2015, the Company renewed RMB 18 million (approximately $2.93 million) of banker acceptance notes from Bank of East Asia. The notes payable are due in August 2015.

In March 2015, the Company's principal shareholders, Mr. Guojun Wang and Ms. Ming Ma, signed two financial support letters and committed to provide working capital loans to the Company when necessary in the next twelve months.

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

Our principal executive offices are located at Golden Name Commercial Tower 8th floor, 68 Renmin Road, Zhongshan District, Dalian, P.R. China.

We provide clients with advertising opportunities through our diverse media platforms, which include four major proprietary channels: (1) Street Fixture and Display Network, which includes bus and taxi shelters; (2) Mobile Advertisement displayed on mass city transit systems, which includes displays on city buses, metro-trains and train stations; (3) Billboard and Large LED displays along the city's streets and highways; and (4) our proprietary and patented multi-media system, "City Navigator."

The Company is trying to maintain its business in all geographic locations. The size of our network has grown significantly over the years since the commercial launch of our advertising network. As of December 31, 2014, the number of bus and taxi shelters on which we operate and carry our advertisements is 810; the number of buses that carry our mobile advertisements is 336; the number of mobile displays through Dalian metro-trains is 38. As of December 31, 2014, we have installed 52 "City Navigator" units across Dalian urban area, 3 mega-screen (126 square meters to 400 square meters, approximately 1,356 square feet to 4,306 square feet) LED screens and 8 metal billboards in Dalian, 4 LED screens in the business district in Shenyang, 1 indoor LED screen (22 square meters, approximately 237 square feet) in Tianjin Railway Station, 1 mega-screen (150 square meters, approximately 1,614 square feet) LED screen in Beijing and 5 outdoor billboards in Shanghai. Our Time Square billboard lease has expired on August 31, 2014 and the lease was not renewed due to the recurring loss on this project.

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

We believe that our business model and success in our regional market give us a considerable advantage over our competitors.  Our future growth will depend primarily on the following factors:

●	Overall economic growth in China, which we expect to contribute to an increase in advertising spending in major urban areas in China where consumer spending is concentrated;

●	Our ability to expand our network into new locations and additional cities;

●	Our ability to expand our sales force and engage in increased sales and marketing efforts;

●	Our ability to expand our client base through promotion of our services;

●	Our ability to expand our new systems including large-screen LED display network and City Navigator® Networks.

Results of Operations for the Three-Month Period Ended December 31, 2014 Compared to the Three-Month Period Ended December 31, 2013

Revenue

The following table shows the revenues of the Company on a consolidated basis:

REVENUES	Three Months Ended December 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$1,234,836	$1,742,001	$(507,165)	(29.1)%
City Transit system Display network	1,039,685	835,494	204,191	24.4%
Outdoor Billboards	819,819	804,079	15,740	2.0%
City Navigator	132,578	149,442	(16,864)	(11.3)%
Other service income(a)	11,200	303,176	(291,976)	(96.3)%
Subtotal for Dalian District	$3,238,118	$3,834,192	$(596,074)	(15.5)%

Shenyang District
Street Fixture and Display network	$22,246	$57,547	$(35,301)	(61.3)%
Outdoor Billboards	186,885	200,149	(13,264)	(6.6)%
Subtotal for Shenyang District	$209,131	$257,696	$(48,565)	(18.8)%

Beijing District
Outdoor Billboards	$-	$465,617	$(465,617)	(100)%
Subtotal for Beijing District	$-	$465,617	$(465,617)	(100)%

Tianjin District
Outdoor Billboards	$16,568	$237,249	$(220,681)	(93.0)%
Subtotal for Tianjin District	$16,568	$237,249	$(220,681)	(93.0)%

Shanghai District
Outdoor Billboards	$60,757	$146	$60,611	41514.4%
Subtotal for Shanghai District	$60,757	$146	$60,611	41514.4%

United States
Outdoor Billboards	$-	$692,665	$(692,665)	(100)%
Subtotal for US District	$-	$692,665	$(692,665)	(100)%

Total Revenues	$3,524,574	$5,487,565	$(1,962,991)	(35.8)%

(a) Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the three months ended December 31, 2014 were $3,524,574, a decrease of $1,962,991 or 35.8%, from $5,487,565 for the three months ended December 31, 2013. The decrease in revenue was primarily attributable to the revenue decrease in Dalian, Shenyang, Beijing, Tianjin and the US, offset by revenue increase in Shanghai districts.

For three months ended December 31, 2014, sales in Dalian district, accounted for 91.9% of our total sales, decreased by $596,074, or 15.5%, to $3,238,118 from $3,834,192 for the three months ended December 31, 2013. The mainly decrease reason is the Company focused resources towards profitable subsidiaries and segments and thus the Company is downsizing its non-profitable subsidiaries. The Company may not renew billboard rentals that did not bring enough cash flow in the prior period.

Sales in Tianjin district decreased by 220,681, or 93%, to $16,568 from $237,249 for the three months ended December 31, 2014, which due to loss of customers and inability of finding new customers.

Sales in Shenyang district decreased $48,565 or 18.8% to $209,131 from $257,696 for the three months ended December 31, 2014. Sales in Shanghai District increased $60,611 or 41,514.4% to $60,757 from $146 for the three months ended December 31, 2014.

Sales in Beijing district decreased by $465,617, or 100%, to $0 from $465,617 for the three months ended December 31, 2014. The reason of the decrease is that Beijing district has lost its only customer (of annual sales RMB 18 million) due to the lease expiration and that the client didn't extend the contract due to expenditure control consideration.

Sales in the US decreased by $692,665, or 100% from $692,665 for the three months ended December 31, 2014. The Company has terminated the lease for the billboard in the US since it didn't generate the level of revenue as the Company previously projected.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2014 was $4,240,400, a decrease of $192,072 or 4.3%, from $4,432,472 for the same period ended December 31, 2013.   The decrease is primarily due to the termination of lease for the billboard located at Times Square. We experienced higher labor cost due to hiring experienced ads production staff and higher material costs charge due to price increase, but the effect is offset by the savings noted above.

COST OF REVENUES	Three Months Ended December 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$1,202,961	$1,069,309	$133,652	12.5%
City Transit system Display network	1,245,372	921,822	323,550	35.1%
Outdoor Billboards	710,787	430,233	280,554	65.2%
City Navigator	145,702	139,695	6,007	4.3%
Other service cost (b)	5,129	156,258	(151,129)	(96.7)%
Subtotal for Dalian District	$3,309,951	$2,717,317	$592,634	21.8%

Shenyang District
Street Fixture and Display network	$31,864	$55,471	$(23,607)	(42.6)%
Outdoor Billboards	207,681	197,146	10,535	5.3%
Subtotal for Shenyang District	$239,545	$252,617	$(13,072)	(5.2)%

Beijing District
Outdoor Billboards	$468,767	$409,572	$59,195	14.5%
Subtotal for Beijing District	$468,767	$409,572	$59,195	14.5%

Tianjin District
Outdoor Billboards	$77,840	$40,480	$37,360	92.3%
Subtotal for Tianjin District	$77,840	$40,480	$37,360	92.3%

Shanghai District
Outdoor Billboards	$144,297	$133,735	$10,562	7.9%
Subtotal for Shanghai District	$144,297	$133,735	$10,562	7.9%

United States
Outdoor Billboards	$-	$878,751	$(878,751)	(100.0)%
Subtotal for United States	$-	$878,751	$(878,751)	(100.0)%

Total Cost of Revenue	$4,240,400	$4,432,472	$(192,072)	(4.3)%

(b) Other service cost incurred by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit/Loss

Our gross profit/loss for the three months ended December 31, 2014 decreased by $1,770,919 or 167.8% to loss of $715,826 from profit of $1,055,093 for the same period in 2013. Our gross margin during the three months ended December 31, 2014 and 2013 were -20.3% and 19.2%, respectively. The decrease in gross profit was due to the decreased revenue during the three months ended December 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $1,657,869 during the three months ended December 31, 2014, an increase of $219,128 or 15.2%, compared to $1,438,741 for the same period ended December 31, 2013. The main increase reason is increase in depreciation expense of $494K.

Other Expenses/Income, net

For the three months ended December 31, 2014, we had total other income of $26,536, an increase of $272,251 or 110.8%, compared with the other expenses of $245,715 during the same period of 2013.  The increase in net of other expense was mainly due to a $291,638 increase in subsidy income during the period which is a special tax subsidy for the companies located in a special economic development zone in Dalian City.

Total interest expense on the bank loans for the three months ended December 31, 2014 and 2013, amounted to $313,113 and $297,627, respectively, the increase is due to the increase in borrowing.

Net Loss Attributable to the Company

Net loss attributable to the Company was $1,958,239 for the three months ended December 31, 2014, as compared with the net loss of $566,989 during the three months ended December 31, 2013, representing an increase of $1,391,250 or 245.4%. The increase in net loss was mainly attributed to our decrease in revenue and increase in selling, general and administrative expenses.

Foreign currency translation adjustments

Our business operates primarily in Chinese Renminbi ("RMB"), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment, our comprehensive loss was $1,867,362 during the three months ended December 31, 2014, and $464,555 during the three months ended December 31, 2013.

Results of Operations for the Six-Month Period Ended December 31, 2014 Compared to the Six-Month Period Ended December 31, 2013

Revenue

The following table shows the operations of the Company on a consolidated basis for the six months ended December 31, 2014 and 2013:

REVENUES	Six Months Ended December 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$3,043,490	$3,769,841	$(726,351)	(19.3)%
City Transit system Display network	2,007,897	1,771,349	236,548	13.4%
Outdoor Billboards	1,530,439	2,163,383	(632,944)	(29.3)%
City Navigator	281,203	202,002	79,201	39.2%
Other service income(a)	102,016	322,961	(220,945)	(68.4)%
Subtotal for Dalian District	$6,965,045	$8,229,536	$(1,264,491)	(15.4)%

Shenyang District
Street Fixture and Display network	$102,762	$66,708	$36,054	54.0%
Outdoor Billboards	382,230	344,110	38,120	11.1%
Subtotal for Shenyang District	$484,992	$410,818	$74,174	18.1%

Beijing District
Outdoor Billboards	$-	$1,250,928	$(1,250,928)	(100)%
Subtotal for Beijing District	$-	$1,250,928	$(1,250,928)	(100)%

Tianjin District
Outdoor Billboards	$68,662	$280,564	$(211,902)	(75.5)%
Subtotal for Tianjin District	$68,662	$280,564	$(211,902)	(75.5)%

Shanghai District
Outdoor Billboards	$119,225	$49,645	$69,580	140.2%
Subtotal for Shanghai District	$119,225	$49,645	$69,580	140.2%

US District
Outdoor Billboards	$34,333	$917,665	$(883,332)	(96.3)%
Subtotal for US District	$34,333	$917,665	$(883,332)	(96.3)%

Total Revenues	$7,672,257	$11,139,156	$(3,466,899)	(31.1)%

(a)
Other service income consisted of income from (i) Construction & Design service provided by Dalian Vastitute Engineering & Design Company and (ii) technique service provided by Dalian Vastitute Network Technology Company to outside customers.

Revenue

Revenues for the six months ended December 31, 2014 were $7,672,257, a decrease of $3,466,899 or 31.1%, from $11,139,156 for the six months ended December 31, 2013. The decrease in revenue was primarily attributable to the revenue decrease in Dalian, Beijing, Tianjin and US district, offset by revenue increases in Shenyang and Shanghai district.

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

For six months ended December 31, 2014, sales in Dalian district, accounted for 90.8% of our total sales, decreased by $1,264,491, or 15.4%, to $6,965,045 from $8,229,536 for the six months ended December 31, 2013. The decrease is mainly from our construction services and network services. Our construction service and network services generated limited revenue for us in this year due to intensive competition we faced in the market.

Sales in Tianjin district decreased by 211,902, or 75.5%, to $68,662 from $280,564 for the six months ended December 31, 2014. Revenue decreases in Tianjin is due to more intense competition in the market.

Sales in Shenyang district increased $74,174 or 18.1% to $484,992 from $410,818 for the six months ended December 31, 2014. Sales in Shanghai District increased $69,580 or 140.2% to $119,225 from $49,645 for the six months ended December 31, 2014.

Sales in Beijing district decreased by $1,250,928, or 100%, to $0 from $1,250,928 for the six months ended December 31, 2014. The reason of the decrease is that Beijing district has lost its only customer (of annual sales RMB 18 million) due to the lease expiration and that the client didn't extend the contract due to expenditure control consideration.

Sales in the US decreased $883,332, or 96.3%, to $34,333 from $917,665 for the six months ended December 31, 2014. The Company has terminated the lease for the billboard in the US since it didn't generate the level of revenue as the Company previously projected.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2014 was $7,404,538, a decrease of $1,232,657 or 14.3%, from $8,637,195 for the same period ended December 31, 2013.  Decrease in cost of revenue is mainly due to decrease in the amortization of billboards use rights of $1,296,000. We terminated the lease for the billboard located at Times Square in August, 2014.

COST OF REVENUES	Six Months Ended December 31,
	2014	2013	Difference	% Change
Dalian District
Street Fixture and Display network	$2,150,920	$2,250,623	$(99,703)	(4.4)%
City Transit system Display network	1,877,563	1,519,941	357,622	23.5%
Outdoor Billboards	1,246,804	1,201,473	45,331	3.8%
City Navigator	207,980	163,642	44,338	27.1%
Other service cost (b)	29,553	174,758	(145,205)	(83.1)%
Subtotal for Dalian District	$5,512,820	$5,310,437	$202,383	3.8%

Shenyang District
Street Fixture and Display network	$90,765	$72,052	$18,713	26%
Outdoor Billboards	366,932	417,438	(50,506)	(12.1)%
Subtotal for Shenyang District	$457,697	$489,490	$(31,793)	(6.5)%

Beijing District
Outdoor Billboards	$844,533	$739,995	$104,538	14.1%
Subtotal for Beijing District	$844,533	$739,995	$104,538	14.1%

Tianjin District
Outdoor Billboards	$143,478	$69,507	$73,971	106.4%
Subtotal for Tianjin District	$143,478	$69,507	$73,971	106.4%

Shanghai District
Outdoor Billboards	$286,888	$264,992	$21,896	8.3%
Subtotal for Shanghai District	$286,888	$264,992	$21,896	8.3%

United States
Outdoor Billboards	$159,122	$1,762,774	$(1,603,652)	(91.0)%
Subtotal for United States	$159,122	$1,762,774	$(1,603,652)	(91.0)%

Total Cost of Revenue	$7,404,538	$8,637,195	$(1,232,657)	(14.3)%

(b) Other service cost attributed by Dalian Vastitute Engineering & Design Company and by Dalian Vastitute Network Technology Company when they provide Construction & Design service and technique service to outside customers, respectively.

Gross Profit

Our gross profit for the six months ended December 31, 2014 decreased by $2,234,242 or 89.3% to $267,719 from $2,501,961 for the same period in 2013. The decrease in gross profit was due to the decrease in revenue during the six months ended December 31, 2014. Our gross margin during the six months ended December 31, 2014 and 2013 were 3.5% and 22.5%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $3,533,047 during the six months ended December 31, 2014, an increase of $819,456 or 30.2%, compared to $2,713,591 for the same period ended December 31, 2013.  The following main reasons attributed to this increase:

1)
Travel expense by $77K due to the reimbursement for business trips. Because the Company is encountering declining in revenue, senior executives put more efforts in supervising the subsidiaries' work and incurred more traveling cost.

2)	The depreciation expense increased $307K in the six months ended December, 31, 2014 compared to the same period last year.

3)	Bad debt expense increased $155K for companies such as V-media, Jiaotong and Beijing for the six months ended December 31, 2014 compared to same period last year.

4)	The Company paid $55K to guaranty companies in order to use their services as guaranty to obtain bank loans for six months ended December 31, 2014. There was no such expense during last same period.

Other Expenses

For the six months ended December 31, 2014, we had total other expenses of $249,271, a decrease of $104,529 or 29.5%, compared with the other expenses of $353,800 during the same period of 2013.  The decrease in other expense was mainly due to the $164,963 increase in subsidy income during the period.

Interest expense on our bank loans for the six months ended December 31, 2014 and 2013, amounted to $632,505 and $551,775, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $2,918,724 for the six months ended December 31, 2014, as compared with the net loss of $696,877 during the six months ended December 31, 2013, representing a decrease of 318.8%. The decrease in net loss was mainly attributed to our decrease in revenue and our increase in selling, general and administrative expenses.

Foreign currency translation adjustments

Our business operates primarily in Chinese Renminbi ("RMB"), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment, our comprehensive loss was $2,833,113 during the six months ended December 31, 2014, and $565,695 during the six months ended December 31, 2013.

Liquidity, Capital Resources and Management's Plans

The Company reported a net loss of approximately $2.9 million and $0.7 million for the six-month periods ended December 31, 2014 and 2013, respectively. At December 31, 2014 and June 30, 2014, the Company had a working capital deficit of approximately $19.0 million and $17.6 million, respectively.

The Company continues to finance its operations primarily through short-term bank borrowings and bank acceptance notes. Short-term bank borrowings and bank acceptance notes amounts to approximately $14.2 million and $6.8 million, respectively, at December 31, 2014. Management expects that short-term bank financing will continue to be available through March 31, 2016.

The Company has also historically funded part of its working capital needs from operations, advance payments from customers, capital contributions and loans from its principal shareholders.

Based on our current operating plans, management expects that the Company's existing resources, including short-term bank loans and bank notes payable, advances from customers, capital contributions and loans from our major shareholders will be sufficient to meet the working capital requirements for the Company's current operations over the next twelve months. Management expects the Company to be able to refinance all of its short term loans based on past experience and its good credit history. In July 2012, the Company signed an agreement with Bank of East Asia, pursuant to which, the bank is providing the Company with a RMB 22 million ($3.6 million) revolving credit line from July 25, 2012 to July 25, 2020. In addition, the Company's principal shareholder has committed to provide personal loans when necessary to provide it with sufficient liquidity for the next twelve months. The Company also will discontinue the less profitable business lines to increase its overall profitability of the Company.

Additionally, the Company's Time Square billboard lease expired on August 31, 2014 and the lease was not renewed due to the recurring losses on this project. Management expects to save $3 million of lease payments annually on this project.  With its continued efforts to cut costs and to promote new business, the Company expects to turn around and become profitable in the next twelve months.

The ability of the Company to continue is dependent upon management's ability to implement its strategic plans, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

As of December 31, 2014, the Company's cash and cash equivalents amounted to $742,872, a decrease of $398,505 from $1,141,377 as of June 30, 2014.

Cash Flow from Operating Activities

Net cash provided by operating activities was $988,882 for the six months ended December 31, 2014, a decrease of $2,296,888 from the net cash provided by operating activities of $3,285,770 for the six months ended December 31, 2013. The decrease was mainly due to the increase in net loss of $2,926,865, and decreases in depreciation and amortization of $1,276,422, advance to suppliers of $1,626,490 and other payable of $608,144, offset by an increase in deferred revenues of $2,561,482.

Cash Used in Investing Activities

Net cash used in investing activities in the six months ended December 31, 2014 was $4,254,804 as compared to net cash used in investing activities of $4,806,978 for the six months ended December 31, 2013.  Cash used in investing activities in the current period was for acquisitions of new outdoor advertising platforms and purchase of property and equipment to expand our existing advertising network.

Cash Provided by Financing Activities

For the six months ended December 31, 2014, net cash provided by financing activities was $2,865,336 as a result of i) net proceeds from capital contributions of $1.6 million; ii) net proceeds from related party loans of approximately $1.1 million, and iii) net repayment of restricted cash of $1,441,522. Net cash provided by financing activities was $761,747 for the six months ended December 31, 2013, primarily due to net proceeds from short-term bank loans of $1,964,420 partially offset by a $916,729 repayment of third party loans.

Application of Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("US GAAP"). Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies."

Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization's contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company's financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

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

In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our reports with the Securities and Exchange Commission ("SEC") (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended June 30, 2014 which was filed with the Securities and Exchange Commission on October 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, we have

●           Continued our search for an experienced internal control manager for the Company to lead the testing and implementation of our accounting and internal control procedures.
●           Evaluated the roles of our existing accounting personnel and updated the reporting structure of our accounting staff .
●           Established a work plan to update the Company's internal control procedures and policies.
●           Developed a preliminary staff  training program to all employees involved which objective is to enhance the staff's awareness of the Company's updated accounting policies and procedures and familiarity with US GAAP and SEC rules and regulations.

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

Date:  March 23, 2015

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